Form 10KSB
period 1997-12-31
DIVERSIFIED SENIOR SERVICES INC
filed 1998-03-31
CIK 1042323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                    Or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________ to __________________
                         Commission file number: 333-34367

                        DIVERSIFIED SENIOR SERVICES, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

         North Carolina                                    56-1973923
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

915 West Fourth Street, Winston-Salem, North Carolina         27101
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:         336-724-1000

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
                                                        On which registered
Title of each class                                            NASDAQ
Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no
                                                              par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $7,460,000.

As of March 30, 1998, the registrant had 3,300,000 shares of Common Stock outstanding.

Registrant's revenues for the fiscal year ended December 31, 1997 were $2,519,052.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Transitional Small Business Disclosure Format Yes ___  No X

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report on Form 10-KSB is incorporated by reference to the definitive Proxy Statement with respect to the 1998 Annual Meeting of Stockholders, which the Registrant intends to file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year convered by this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

          Diversified Senior Services, Inc. (the "Company" or "DSS") was founded in May 1996 to develop and manage assisted living residences, to provide home care services to the frail elderly and to manage low and moderate income apartment complexes. Management believes that there is a growing demand for assisted living residences developed for the low and moderate income frail elderly, specifically in the Company's targeted areas of smaller cities and towns of North Carolina and throughout the Southeast. Although the Company has been operating for less than two years, through affiliates of the Company, senior management has over 20 years of experience in developing and operating housing specifically designed for this target population with a concentration in Eastern North Carolina. The Company's two-year growth objective is to develop at least 16 new assisted living residences, with a capacity of approximately 960 residents. The Company is in the early stages of its assisted living development program, with two sites under contract, twelve sites optioned and eleven positive feasibility studies completed as of March 15, 1998. The Company intends for the majority of the projects it develops to be owned by or sold to qualified non-profit organizations, with the Company retaining management contracts for these projects. By transferring ownership of the properties to non-profit organizations, the Company expects to be able to utilize tax-exempt bonds to finance the majority of its facilities, while at the same time carrying little real estate on its balance sheet. As of December 31, 1997, the Company managed 61 apartment complexes, consisting of approximately 2,269 rental units of low and moderate income rent subsidized apartments, 31% of which are owned by non-profit organizations and 57% of which are occupied by the elderly. As of that date, the Company also provided approximately 1,400 hours of home care services per month.

          The Company was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("THE") and began operations in July 1996. THE is a privately-held corporation controlled by the Company's senior management. DSS was initially capitalized with $100 and its parent, THE, received 100 shares of Common Stock. In July 1996, THE exchanged all of the stock of its wholly owned subsidiary Residential Properties Management, Inc. ("RPM") for 2,277,678 shares of DSS. Effective June 30, 1997, THE returned 477,778 shares of Common Stock to DSS which DSS retired leaving 1,800,000 shares of Common Stock issued and outstanding. RPM, now a wholly owned subsidiary of the Company, manages 2,269 rental housing units located across four states: North Carolina, South Carolina, West Virginia and Pennsylvania. The Company's management contracts have initial terms of one to three years, with varying renewal provisions. Of the 61 complexes managed by RPM, 37, or 61%, are controlled by affiliates and 24, or 39%, are controlled by third parties. Currently, apartment management provides the majority of the Company's revenues.

     The Company's home care activities are limited to providing personal care services to the same population targeted for its assisted living residences. The Company does not provide medical services and, as such, is not subject to the regulatory burdens of that market, nor the attendant legal liabilities. The Company utilizes its home care business for two primary purposes: (i) to provide services to residents of its existing subsidized senior apartments; and (ii) to establish operating procedures for delivery of personal care services at its future assisted living residences.

BUSINESS STRATEGY

     The Company's growth is expected to come primarily from developing and managing assisted living residences. The Company expects its future assisted living residences to serve as the foundation from which to provide a continuum of care for low to moderate income senior citizens. The Company has already developed and implemented its policies, procedures and operating systems for providing personal care services and has hired its core staff for the personal care division. Assisted living management is the combination of providing personal care and real estate management services, both enterprises in which the Company is already involved and in which the Company's senior management has extensive experience. The Company has developed a 60-unit assisted living prototype for development primarily in small to mid-sized communities with populations of under 75,000, whose target resident will be a low to moderate income frail, elderly individual. The Company is also developing a 30-unit independent living prototype for smaller communities with approximately 600 individuals in the targeted population within the determined market area. The targeted resident is a moderate income elderly individual. In addition, the Company will continually review apartment management opportunities and may add to its management portfolio.

     Once the Company's assisted living residences have been developed, DSS will be able to offer low and moderate income elderly individuals a continuum of living arrangements spanning the course of many years; apartments managed specifically for the needs of the elderly; home care services provided in such apartment facilities if, and when, such individual may come to require such assistance; and, finally, assisted living residences for that time when a greater level of support may become necessary.

     The Company expects to achieve its business objectives by implementing the following strategies:

     SELECTIVELY LOCATING ASSISTED LIVING RESIDENCES. During its initial phase of development, the Company will locate some of its assisted living facilities within close proximity to one of the Company's managed apartment complexes. Such locations offer immediate benefits to the Company. Since over 57% of the Company's apartments are occupied by low and moderate income elderly tenants, when an elderly tenant needs to move into an assisted living residence, the Company will be well positioned to be the provider of choice. In addition, since over 31% of the Company's apartment complexes are owned by non-profit organizations, the Company already has numerous relationships with regional non-profit organizations, many of which are expected to become the ultimate owners of the assisted living facilities. Lastly, the Company expects to be able to utilize certain staff positions in both apartment complexes and assisted living facilities, namely, maintenance staff and certain providers of personal care, thus helping to control costs at both locations.

     DEVELOPING ASSISTED LIVING FACILITIES SPECIFICALLY DESIGNED FOR LOW AND MODERATE INCOME RESIDENTS. Each assisted living residence developed by the Company will be designed, constructed and managed so as to be profitable with only public pay residents, even while providing features typically found in residences designed for the private pay population, such as private bedrooms, personal lavatories and many diverse common areas located in various areas of the residence. As such, for each private pay resident, for whom monthly fees are typically $150 to $300 per month higher, the Company expects to generate significantly greater profits. Most moderate income residents will typically begin their residence as private pay individuals and will convert to public pay only when such individual's personal resources are exhausted. Since the Company's cost structure for its assisted living residences has been designed based on complete occupancy by public pay residents, even when these changes occur, the Company expects profitability at any given location to be maintained. In addition, because many assisted living residences only accept residents who have resources to cover a minimum time period, typically 18 months or longer, the Company anticipates that demand for the Company's residences will be high among the moderate income frail elderly who may not have the resources to cover such an extended period of time.

          ACCESSING FAVORABLE FINANCING. Because of management's extensive experience working with non-profit organizations, particularly 501(c)(3) organizations, the Company intends to use tax-exempt bonds to finance the majority of its assisted living residences. This low-cost financing vehicle provides the Company with a competitive cost advantage. The Company also receives the added benefit of not carrying significant amounts of real estate on its balance sheet, thus freeing up capital for new developments. In addition, future earnings will not be charged with the associated depreciation and amortization.

     TRANSFERRING EXPERIENCE TO ASSISTED LIVING Residences. Assisted living is the combination of providing senior housing with the provision of home care services. The Company and its affiliates have extensive experience in developing housing for low and moderate income seniors and disabled persons. Several of the Company-managed apartment complexes currently provide regular activities, communal meals, laundry facilities, and other amenities frequently associated with assisted living. In addition, the Company currently provides home care services to low and moderate income frail elderly. The home care services provided by the Company include assistance with dressing, personal hygiene, medication management, preparation of simple meals, assistance with mobility, dental, hair and skin care and maintenance of a safe environment. These services are identical to those required to be provided in an assisted living residences. The Company's staff is experienced in providing and documenting these services, assessing and developing individual care plans, maintaining client records, regulatory compliance, quality assurance and Medicaid billing. Thus, the Company believes it already possesses the personnel skills and management systems required in providing assisted living.

     JOINT VENTURES AND CONVERSIONS. Management anticipates growth opportunities in addition to those provided by its own independent development activities. The Company is developing alliances with local government agencies such as public housing authorities dedicated to providing housing and services to the low income elderly and disabled. The Company intends to explore joint ventures with local agencies which provide assisted living to its targeted population. These activities may include newly developed facilities as well as the conversion of sections of existing subsidized senior housing to assisted living residences. The Company is in the preliminary stages of developing newly constructed assisted living with the housing authority of one North Carolina community and exploring the conversion to assisted living of two residential floors in two existing subsidized senior housing complexes. Management sees these joint venture and conversion opportunities as a method of providing assisted living in larger communities, as well as in the small to medium sized communities currently targeted by the Company.

ORGANIZATION

     The Company is organized into three divisions: (i) developing assisted living facilities; (ii) managing assisted living facilities targeted to the low and moderate income frail elderly residents and (iii) managing low and moderate income, rent subsidized apartments, primarily for the elderly.

DEVELOPMENT DIVISION

          The Company has designed a 60-unit prototype assisted living residence for development primarily in communities with a population under 75,000 and a 30-unit prototype independent housing facility with services for development primarily in smaller communities with approximately 600 individuals in the targeted population within the determined market area. The targeted resident for the 60-unit residence is a low-to-moderate income, frail elderly individual with moderate income equaling the area median income, and low income beginning at approximately 50% of median income. The target resident for the 30-unit residence is a moderate income, elderly individual who wants the security and convenience of non-personal care services (for example, meals, housekeeping, linen service, 24-hour security and social interaction). Based on its own industry surveys, the Company believes that there are currently few competitors who have targeted the Company's demographic and regional market: the low-to-moderate income frail elderly population of the Southeast, especially in rural areas. The Company will target specific geographic areas where the only existing competition is old style rest homes, home care and nursing homes.

     The Company breaks down development of assisted living facilities into three major phases as follows: (a) development consisting of town and site selection, marketing and environmental studies, acquiring local permits, obtaining financing and construction contracts (4 to 6 months); (b) construction (9 to 12 months); and (c) fill-up (3 to 9 months). Once a project is completed, obtaining and qualifying residents is generally not a problem because of the existing demand for assisted living facilities. The Company intends to utilize both corporate and on-site marketing teams and anticipates a period of 3 to 9 months to fill-up a location. With respect to the 60-unit prototype, management anticipates some private pay residents, but intends to develop properties that can be profitable with only public pay residents.

          The Company's current plan anticipates that most facilities it develops will be owned by qualified non-profit 501(c)(3)s. In management's opinion, non-profit ownership offers the best overall financing available for these facilities, while at the same time allowing the Company to keep its balance sheet relatively free of real estate. The Company may own or lease some of the properties to be developed, depending upon financing, investment and marketing considerations. The Company anticipates construction and permanent funding for the facilities would be tax-exempt bond financing, Federal Housing Administration financing or a sale/lease back with a health care real estate investment trust or other real estate holding entity. The Company expects to combine two to four properties in a package for non-profit owners since bond financing is more efficient with loan amounts of $7.5 million and above. Therefore, the Company may own and operate completed properties until enough can be packaged together for financing.

          As of March 19, 1998, the Company had two sites under contract and twelve sites optioned in the States of North Carolina and Virginia. Sites located in eleven North Carolina communities have received favorable feasibility analysis. The Company is in the process of obtaining feasibility analyses on the remaining controlled sites. The Company intends to maintain a geographic focus in North Carolina for its 60-unit prototype, developing approximately two to four facilities at a time. The Company will focus on smaller communities in North Carolina and Virginia for the 30-unit prototype which will not currently qualify for public assistance. In the future, the Company will advance into surrounding states, maintaining the same focus on small to mid-sized communities with a relatively large low and moderate income elderly population with an emphasis on developing newly constructed assisted living facilities. Initially, the Company anticipates developing eight projects, in groups of four, per year but intends to increase the number to 12 to 14 per year. The Company believes the increased pace of development can be achieved with current staffing levels. More importantly, management believe that such a heightened development pace will bring greater economies of scale to project financings and that demand for assisted living units among the low and moderate income population in the medium sized markets that the Company is targeting will sustain that pace. Development will be slightly staggered so that the Company will not be taking delivery of all projects in the same month, but financing will typically be arranged in packages of two to four properties. Turnkey costs, including all development fees to the Company, for the 60-unit prototype are estimated to average $2,581,000 for the first eight projects. In the initial phases of development, the Company intends to locate some facilities near its existing subsidized elderly apartments. Such location creates many cross-marketing opportunities for the Company. However, management believes that its prototype assisted living residences can be successfully developed independently.

     The Company will enter into management contracts with non-profit owners that provide for the development of newly constructed assisted living residences. Once a potential site is located, feasibility and due diligence is completed, the prospective non-profit owner will make a final commitment to the site, subject to financing. In general, tax-exempt bond financing proceeds will be used for both construction and permanent financing. In this situation, the Company will assign its option to acquire a site to the non-profit for exercise, and title in the property will go directly to the non-profit owner. The Company will be entitled to a base development fee equal to 10% of total development costs, less the development fee. The Company may receive an additional 5% development fee for a total maximum fee of 15% of development costs, based on achieving certain performance goals and cost efficiencies.

     With respect to the assisted living projects currently in development, management has completed all of the internal analysis necessary to bring each to what is commonly called the mortgage package phase. For each project planned for the initial stage of development, the Company has some form of site control (actual ownership or an option to purchase), a schematic architectural plan and an estimate from a proposed contractor, and the Company's own market study. With respect to three of the sites, the Company has received a favorable feasibility analysis from an independent market feasibility company and is in the process of obtaining feasibility analyses on the remaining eight sites. In addition, if required by the lender, the Company will also engage a third party appraiser.

     The Company's approach to individual markets for potential development is centered on senior management's long-term experience with mid-size and rural markets. Consequently, senior managers of the Company perform the thorough internal market analysis at the beginning of the site acquisition process. This internal work is then carefully reassessed by a third party market study just prior to entering into a formal commitment to the development, which typically takes place when the site is acquired and construction commences. Management believes that this approach provides the safest way to ensure a feasible development in a timely and cost efficient manner.

     Prior to the Company's final commitment to proceed with a site, the project will typically have a designated non-profit owner committed to purchase the facility when the necessary financing to fund the purchase is in place. The purchase price will be the sum of the net proceeds of the financing DSS arranges. The Company currently has relationships with several qualified non-profits and intends to develop new ones with area hospitals as the Company continues to grow. In all cases, the Company will have an option to purchase and other safeguards to protect its long term interest in the properties.

     As an alternative, the Company may consider more conventional sale/leaseback arrangements with for-profit organizations. However, at this time, management believes that for-profit organizations cannot compete with financing alternatives available to non-profits. Management also believes that developing assisted living residences for the low and moderate income frail elderly for non-profits, as opposed to for-profit organizations, will be better received by localities.

     With respect to architectural plans, specifications and construction contracts, the Company intends to negotiate guaranteed not-to-exceed contracts and not to put the work out for bid. The architect currently retained by the Company has extensive elderly housing and healthcare experience.

     Developments will be staged to begin as previous developments reach stabilized operations to maintain a pipeline of proposed projects with all preliminary internal work done and land under option. The Company intends that a few excess projects will always be in the pipeline because some proposed projects will not prove feasible after final analysis.

     In addition to the foregoing development activities in which the Company will develop newly constructed assisted living residences for management by the Company in communities of 75,000 or less, the Company intends to participate in development activities as a joint venturer with local government agencies and non-profit organizations dedicated to providing housing and services to the low income elderly. As part of these activities, the Company may perform development activities for the construction or rehabilitation of a facility on a fee basis with the Company having no further participation in the operation of the facility upon completion of construction. Likewise, the Company may enter into agreements to manage an existing property on behalf of a government agency or non-profit owner.

     The Company currently manages several subsidized apartment complexes for low and moderate income elderly individuals, which meet many of the physical requirements of a licensed assisted living facility. That is, the facilities have wide hallways, communal dining rooms, kitchens, laundry facilities, activity rooms and other common areas available for use by residents. The Company is currently working closely with its architect and the North Carolina Division of Facility Services regarding the potential conversion of two floors of existing apartment complexes to licensed assisted living residences. Management believes that joint ventures and conversion opportunities provide an attractive means of establishing a presence in larger communities with populations in excess of 75,000, as well as in small to medium sized communities.

ASSISTED LIVING MANAGEMENT DIVISION

     All developed assisted living residences will be managed either under a management contract, cancelable only under very specific conditions or pursuant to a lease between the owner and a single purpose wholly-owned subsidiary of the Company formed specifically for the project. The term of the management contract or lease will be for a minimum of three years, rolling forward each year unless notice of termination is given. In addition, the Company will have an option to purchase any project and will receive a fee if the management agreement is terminated without cause.

     Management views assisted living operations as a combination of home care services and real estate management services, both current operations of the Company. Thus, this division will combine these two skills in buildings that the Company will have developed and financed specifically for the low and moderate income, public pay frail elderly market.

     The assisted living operations division will begin full operation when the first Company-developed assisted living residences come on line. However, with respect to the home care component of assisted living, the Company has already instituted a successful pilot program in which the Company is providing home care services to low and moderate income frail elderly residents at some of the apartment complexes that it manages as well as in private homes. These home care services are funded by state Medicaid programs as well as private payors. The home care services provided by the Company include assistance with dressing, personal hygiene, medication management, preparation of simple meals, assistance with mobility, dental, hair and skin care and maintenance of a safe environment. The Company also has staff experienced in providing and documenting these services, assessing and developing individual care plans, maintaining client records, regulatory compliance, quality assurance and Medicaid billing. These services are identical to those which the Company will be providing at its assisted living residences. Through this pilot program the Company has established the operating procedures which will be utilized in delivering home care services at its assisted living residences. The Company has focused its activities on having an exemplary operation with respect to client care, documentation, policies and procedures and quality assurance. The Company had its first on-site survey of its home care operations by the State of North Carolina on May 16, 1997. The survey resulted in a deficiency-free finding by the State. The State specifically complimented the Company's self-audit and compliance procedures.

     Until DSS reaches a certain level of assisted living units under management, currently estimated to be approximately eight properties, this division will, in part, be operated with personnel already providing home care and apartment management services. There will, therefore, be some significant operating savings to the Company as a whole. For example, with respect to real estate management, the Company anticipates being able to share maintenance personnel between assisted living residences and nearby apartment complexes that the Company manages. The same overlap feature will apply to certified nurse's aides and choreworkers who currently perform their duties in individual homes or apartments and who can provide those same services in the assisted living residences. However, key on-site personnel, such as the facility administrator, will not be shared or assigned duties outside their respective property. Sharing will take place at the service provider level only on an as-available basis.

     Although the primary conduit for the Company's home care services in the future will be its assisted living residences, the Company intends to continue providing these services to individuals in apartments and private homes.

APARTMENT MANAGEMENT DIVISION

          Affiliates of the Company have been in the business of developing and managing senior housing for more than 20 years. Of the 61 complexes currently managed by the Company, the Company controls 37 complexes, representing 1,351 units, either through the direct ownership of management rights or through ownership by an affiliated entity. The remaining 24 complexes, representing 918 units, are owned by third parties. Approximately 31% of the complexes are owned by non-profit organizations.

     The Company manages apartments in North Carolina, South Carolina, Pennsylvania and West Virginia. Generally the managed properties receive government subsidies through favorable financing and/or direct rent contributions under programs administered by Housing and Urban Development ("HUD") or Rural Development ("RD," formerly the Farmer's Home Administration). Approximately 51% of the units under management are eligible for rent subsidies under Housing Assistance Payment ("HAP") contracts. The treatment of HAP contracts upon expiration is under review by the United States Congress. No current HAP affecting the Company's managed properties is up for renewal until 1999. The effect of the expiration of an individual property's HAP without renewal varies and depends on the HUD determined fair market rent for the specific market area.

     Management fees for government assisted housing are frequently higher than fees for management of conventional apartments because of the added layers of paperwork required to comply with government programs. The Company typically receives a percentage of rent revenues ranging from 6% to 8% or a flat monthly fee for occupied units. In addition, the Company receives a stated monthly bookkeeping fee for all HUD properties it manages. The management agreements are approved by the applicable government agency and are relatively standardized. The initial term of a HUD management contract is two years with one-year renewals thereafter. A typical RD management contract has a three-year term and must be executed every three years. The Company's apartment management contracts have initial terms of one to three years, with varying renewal provisions; the Company's history of contract renewal has been excellent.

     As discussed above, management anticipates modest savings in operating costs for both the properties managed in the apartment management division and those in the assisted living management division. Because many of the initial assisted living residences will be in close proximity to existing apartment complexes managed by the Company, management believes that through the sharing of certain personnel, mostly maintenance and property staff, operating costs in both divisions will be lowered. An additional, very important benefit from the Company's experience managing low and moderate income elderly properties is that it gives management excellent operating histories to use as comparisons for the assisted living residences. However, perhaps most important for cross-marketing purposes, through its apartment management division the Company has established relationships with over a 1,000 low and moderate income elderly tenants. These relationships give the Company a unique platform from which to develop its home care and assisted living operations.

ASSISTED LIVING INDUSTRY

     The Company believes that the assisted living industry is evolving as the preferred alternative to meet the growing demands for a cost effective setting for seniors who cannot live independently due to physical or cognitive frailties but who do not require the more intensive medical attention provided by a skilled nursing facility.

     Generally, assisted living represents a combination of housing and 24-hour per day personal support services designed to assist seniors with the activities of daily living ("ADLs"), which include bathing, eating, personal hygiene, grooming, ambulating and dressing. Certain assisted living facilities may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia.

     Assisted living facilities in North Carolina generally fall into three types: downscale, dormitory and institutional style rest homes with shared bathrooms; newly constructed, high fee, upscale, residential style facilities; and traditional nursing homes with assisted living beds. The Company's prototype residence is distinguishable from the traditional rest home or downscale dormitory style in several respects. The Company's residences are residential in style, provide suites with a private bath and two bedrooms, each with separate entrance and temperature control, and provide spacious common areas that are comparable to those in the upscale model. The Company's prototype follows the high fee, upscale residential style in all aspects other than price.

     The Company believes that a number of factors will allow assisted living companies to continue as one of the fastest growing segments of senior care:

     SUPPLY/DEMAND IMBALANCE. While the senior population is growing significantly, the supply of skilled nursing beds per thousand is declining. This imbalance may be attributed to a number of factors in addition to the aging of the population. Many states, in an effort to maintain controls of Medicaid expenditures on long-term care, have implemented more restrictive certificate of need regulations or similar legislation that restricts the supply of licensed skilled nursing facility beds. Additionally, acuity-based reimbursement systems have encouraged skilled nursing facilities to focus on higher acuity patients. The Company also believes that high construction costs and limits on government reimbursement for the full cost of construction and start-up expenses will constrain the growth and supply of traditional skilled nursing beds. These factors, taken in combination, result in relatively fewer skilled nursing beds available for the increasing number of seniors who require assistance with ADLs but do not require 24-hour medical attention.

     COST EFFECTIVENESS. The average annual cost for a patient in a skilled nursing home can exceed $75,000 per year in certain markets. In contrast, assisted living services are provided at a cost which is generally 30% to 50% lower than skilled nursing facilities located in the same region.

     DEMOGRAPHICS AND CHANGING FAMILY DYNAMICS. The target market for the Company's services are persons generally 75 years and older, one of the fastest growing segments of the U.S. population. According to the U.S. Census Bureau, the portion of the U.S. population age 75 and older is expected to increase by 28.7%, from approximately 13.0 million in 1990 to approximately 16.8 million by the year 2000, and the number of persons age 85 and older, as a segment of the U.S. population, is expected to increase by 45%, from approximately 3.0 million in 1990 to over 4.3 million by the year 2000. Furthermore, the number of persons afflicted with Alzheimer's disease is also expected to grow in the coming years. According to data published by the Alzheimer's Association, this group will grow from the current 3.8 million people to 4.8 million, or an increase of 26.3%, by the year 2000. As Alzheimer's disease and other forms of dementia are more likely to occur as a person ages, the increasing life expectancy of seniors is expected to result in a greater number of persons afflicted with Alzheimer's disease and other forms of dementia in future years absent breakthroughs in medical research.

     CONSUMER PREFERENCE. The Company believes that assisted living is increasingly becoming the setting preferred by prospective residents as well as their families, who are often the decision makers for seniors. Assisted living is a cost effective alternative to other types of facilities, offers seniors greater independence and allows them to age in place in a residential setting.

COMPETITION

     The assisted living industry is highly competitive, fragmented, characterized by numerous small operators but also with large, public, well-financed competitors. The scope of assisted living services varies substantially from one operator to another and with the requirements of one state to another. The Company believes that residential style assisted living offers an attractive approach to providing residential and personal care services for the elderly, particularly in light of (i) the increased emphasis by both federal and state governments on containing costs; (ii) limitations imposed in many states on the construction of additional skilled nursing facilities, which have generally increased the level of care provided in such facilities and forced less acute elderly to seek alternative care arrangements; and (iii) the decreasing availability of family care. The primary consumers of assisted living residences are persons over the age of 65.

     The competition in managing subsidized housing for the elderly is substantial with competition from numerous local, regional and national companies, many of whom have greater financial resources than those of the Company. There is increasing demand for such facilities due to the increasing population of elderly in the United States but growth in this industry is dependent upon the availability of government financing and subsidies which are currently being restricted and undergoing reassessment and change. Many of the current managers of such facilities are companies affiliated with the original developers in the Company's geographic region. The Company does not anticipate substantial near-term growth in this segment of its business and is not dependent on such growth for future profitability. Management of the Company has over twenty years experience in subsidized housing and extensive experience interacting with governmental agencies, so the Company should be positioned to take advantage of this business if and when conditions change.

REGULATORY MATTERS

     The assisted living operations of the Company are subject to substantial regulation by federal, state and local governmental agencies which vary among the types of facilities and from state to state. Assisted living facilities are generally subject to less regulation than other licensed health care providers but more regulation than standard congregate care or independent living facilities. However, the Company anticipates that additional regulations and licensing requirements will likely be imposed by the states and the federal government. Currently, North Carolina requires licenses to provide the assisted living services provided by the Company but not a certificate of need. The North Carolina legislature has enacted a twelve month moratorium on newly licensed beds while licensure procedures are studied. The Company has received confirmation from the Division of Facilities Services that its eleven feasible sites are exempt from the moratorium. The Company's 30 unit housing with services prototype will be subject to registration as a "housing with services" facility but will not be required to be licensed. The purpose of the moratorium is to study adult care homes in North Carolina to determine whether the existing licensure procedures need to be modified. "Adult care homes" now include everything from group homes to old style rest homes to new assisted living facilities. It is anticipated that the moratorium will result in stricter licensure procedures in North Carolina.

     The licensing statutes typically establish physical plant specifications, resident care policies and services, administration and staffing requirements, financial requirements, emergency service procedures plus after construction approval of the as-built building and the Company's operating policies and procedures. The Company's facilities must also comply with the requirements of the Americans With Disabilities Act and are subject to various local building codes and other ordinances, including fire safety codes. The Company is a provider of services under Medicaid programs and is subject to Medicaid regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in Medicaid programs. The Company believes it is in substantial compliance with all applicable regulatory requirements. No actions are pending against the Company for non-compliance with any regulatory requirement.

     The targeted residents for the Company's facilities are eligible for several types of public funds in North Carolina. North Carolina's Division of Special Assistance of the Department of Social Services pays a monthly maximum of $893 for room and board. This payment is funded from the federal Supplemental Security Income program ("SSI") and state supplements. In addition, the state Medicaid program provides funds for personal care services. The State and County are each responsible for half of the Medicaid payment. The amount available depends on the services required. Finally, an allowance of 50 cents per day is paid by Medicaid to fund medically related resident transportation.

     Subsidized apartments are also subject to substantial regulations primarily from HUD/FHA and the Rural Development Agency, as applicable. In most states, subsidized apartments are also subject to state and local building and fire codes.

     Providers of personal care services in North Carolina must obtain a license from the Department of Facility Services. There are different levels of licensure depending on the nature of the services provided. A provider must obtain a Certificate of Need ("CON") to participate in the Medicare-funded Home Health Program, which generally entails the provision of skilled medical services and therapies. No CON is required to participate in the Medicaid funded personal care service ("PCS") program which is available to the low income elderly in their place of residence nor the Community Access Program ("CAP") which provides extensive personal care and related services for the low income disabled. The Company participates in both the PCS and CAP programs. The reimbursement rate is currently $11.92 per hour. Eligible participants in the PCS program can receive up to a maximum of 80 hours of personal care services each month. Services include assistance with the basic ADL's including bathing, dressing, grooming, transfers, personal hygiene, assistance with medication monitoring, maintaining a safe and clean environment, household management and simple meal preparation. The Company's personal care revenues for 1996 and 1997 were funded 97% and 90%, respectively by the Medicaid PCS program.

EMPLOYEES

     As of December 31, 1997, the Company had 140 employees, 43 of whom are full-time. None of the Company's employees are subject to collective bargaining agreements and none of the employees have been on strike in the past three years.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company subleases 90% of the office and administrative building located at 915 West Fourth Street, Winston-Salem, North Carolina from THE at a monthly rent of $2,700 plus its share of property insurance and maintenance expenses. There is no written sub-lease and the base lease between THE and an independent third party has a remaining term of approximately two and one-half years.



ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Effective January 10, 1998, the Common Stock of the Company was listed on the Nasdaq small cap market under the symbol "DISS." Accordingly, the Company's Common Stock did not trade during the years ended December 31, 1996 and 1997.

HOLDERS OF RECORD

     There were approximately eight shareholders of record of Common Stock as of March 6, 1998. This number does not include beneficial owners holding shares through nominees or "street" names. The Company believes that it has approximately 500 beneficial holders of Common Stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its inception and does not currently anticipate paying dividends on its Common Stock in the foreseeable future. Management intends to reinvest earnings, if any, in the development and expansion of the Company's business. Any future declaration of cash dividends will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited and began operations in July 1996. The Company was initially capitalized with $100 and its parent, Taylor House Enterprises, Limited, received 100 shares of Common Stock. In July 1996, Taylor House Enterprises, Limited exchanged all of the stock of its wholly owned subsidiary Residential Property Management, Inc. for 2,277,678 shares of the Company. Effective June 30, 1997, Taylor House Enterprises, Limited returned 477,778 shares of Common Stock to the Company which the Company retired leaving 1,800,000 shares of Common Stock issued and outstanding.

     On September 24, 1997, the Board of Directors classified a series of 200,000 shares of convertible, preferred stock and authorized the issuance of 178,386 shares to Taylor House Enterprises, Limited to be exchanged for a note payable to Taylor House Enterprises, Limited in the amount of $891,930 on September 30, 1997. The preferred stock is nonvoting, is subordinate to the Common Stock for payment of dividends, has a stated liquidation value of $5 per share which is subordinate to a preferred distribution to holders of Common Stock equal to $10 per share, may be converted to Common Stock at $6 per share after September 30, 1999 and is not redeemable at the option of the holder.

USE OF PROCEEDS FROM SALE OF COMMON STOCK

     On January 14, 1998, the Company completed its public offering of 1,500,000 shares of Common Stock at $5.00 per share, for gross proceeds of $7,500,000. Expenses of the offering totaled $1,175,821 for net proceeds of $6,324,179. The Common Stock was sold pursuant to a Registration Statement (SEC file number 333-34367) which was declared effective on January 9, 1998. Pursuant to the Registration Statement, the Company registered 1,500,000 shares of Common Stock, 150,000 Underwriter's Warrants and the underlying 150,000 shares of common stock.

     Strasbourger Pearson Tulcin Wolff Incorporated acted as the underwriter for the sale of the Common Stock. The Company granted the underwriter warrants to purchase 150,000 shares of common stock exercisable for four years, commencing 12 months after the closing of the offering, at an exercise price of $6.75.

The proceeds of the offering completed on January 14, 1998 were used as follows:


         Gross proceeds (1,500,000 shares at $5.00 per share)...................   $ 7,500,000
         Offering expenses......................................................    (1,175,821)
                                                                                 --------------
         Net proceeds from offering.............................................  $  6,324,179
                                                                                 ==============
         Use of proceeds:
              Repayment of bank loan and accrued interest.......................    (1,637,645)
              Payment of deferred salaries......................................      (577,508)
              Payment of deferred bonuses.......................................       (24,582)
              Other.............................................................       (19,271)
              Cash held for development.........................................    (3,500,000)
              Working capital...................................................      (565,173)
                                                                                  --------------
         Total proceeds used....................................................  $  6,324,179
                                                                                  =============

Offering expenses incurred with respect to the offering are as follows:

         Underwriter commission.................................................  $    750,000
         Underwriter expense....................................................       150,000
         Printing and engraving expenses........................................        55,595
         Accounting fees and expenses...........................................        42,394
         Legal fees and expenses................................................       146,387
         Filing fees and expenses...............................................        16,615
         Transfer Agent.........................................................         3,500
         Miscellaneous..........................................................        11,330
                                                                                    -------------
                  Total.........................................................  $   1,175,821
                                                                                  =============

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES TO FINANCIAL STATEMENTS.

OVERVIEW

     Diversified Senior Services, Inc. ("DSS") was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("THE") and began operations in July 1996. DSS was capitalized with $100 and its parent, THE, received 100 shares of common stock. THE provided working capital to DSS during its start-up phase. Upon formation, DSS agreed to take responsibility for deferred salaries and bonuses for certain executives of THE for the period January 1, 1996 through June 30, 1996.

     In July 1996, THE exchanged all of the stock of its wholly owned subsidiary Residential Properties Management, Inc. ("RPM") for 2,277,678 shares of DSS. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. Since July 1, 1996, the financial statements of DSS are consolidated statements of DSS and RPM. Effective June 30, 1997, THE returned 477,778 shares of common stock to DSS which DSS retired leaving 1,800,000 shares of common stock issued and outstanding. On January 14, 1998, DSS completed its initial public offering of 1,500,000 shares of common stock at $5.00 per share for a total of $7,500,000.

     The Company anticipates a moderate growth in the number of apartment units managed and also expects that income will increase due to inflationary effects on rents. All personnel located at the apartments who manage the apartments and perform maintenance are employees of the Company. However, the apartments reimburse the Company for the services of the on site personnel. The Company anticipates a moderate growth in reimbursement income as a result of increases in salaries of on site personnel and an increase in the number of apartment complexes under management.

     The Company began offering home care services in August 1996 at selected apartment locations. Management anticipates that growth in home care service income will continue at a moderate, controlled pace as it begins to offer these services to elderly residents in other apartments that it manages. However, management does not expect the income from these services to be material with respect to the total income of the Company over the next several years.

          Because the Company has not yet completed development of any assisted living residences, it has not recognized any development fee income or management fee income from its assisted living development activities. The policy of the Company is to recognize development fee income when the construction of the facility is completed and a certificate of occupancy is issued. The Company expects to earn a fee of approximately $225,000 per facility for its standard 60-unit facility. As of March 15, 1998, two sites are under contract; twelve sites have been optioned and eleven positive feasibility studies have been completed. The construction process is estimated to be nine to twelve months. Once construction on an assisted living residence is completed, the Company will begin to recognize management fee income for those properties. Management believes that in the near future the development and management of assisted living facilities will provide the vast majority of the Company's revenues and profits.

     All the operating expenses of the Company are related to the personnel directly performing the management services and the corporate management staff. Between 80% and 90% of the expenses are for salaries, benefits and payroll taxes. The remaining expenses are administrative expenses that support the activities of the personnel such as travel, rent, telephone and office expenses. Since the Company's inception, the operating staff increases have been due primarily to the entrance of the Company into the home care business. However, the corporate staff has grown over that same period of time because of the need to have adequate personnel in place to develop the assisted living residences. Management expects that expenses associated with operating personnel will continue to increase significantly as the Company expands, but management does not expect to increase the number of corporate staff significantly during the next several years.

     The Company owns office furniture and computer equipment that is being depreciated. The Company also owns management contract rights that were purchased by RPM from an affiliate on January 1, 1996 and September 1, 1996. Certain of these contracts are subject to amortization and are being amortized over a seven-year period. The Company expects to extend the contracts upon expiration at no additional cost to the Company.

     DSS and RPM are both incorporated in North Carolina and, as C corporations, file their federal income tax returns as part of a consolidated group with THE. A provision for income tax benefit has been recorded in 1996 and 1997 since the losses of DSS and RPM can be applied to income in the consolidated group. With the completion of the public offering, DSS and RPM will cease filing tax returns as part of the THE consolidated group and will file their own consolidated federal return. DSS and RPM file separate state returns since North Carolina income tax regulations do not permit filing consolidated returns.

RESULTS OF OPERATIONS

     The Year Ended December 31, 1997 Compared to the Period from May 17, 1996 (Date of Inception) to December 31, 1996

INCOME

     Total income increased $1,279,737, to $2,519,052 for the year ended December 31, 1997 from $1,239,315 for the period from May 17, 1996 (Date of Inception) to December 31, 1996. The increase in income was primarily due to increases in management fee income, reimbursement income and home care fees.

     MANAGEMENT FEES. Management fees increased $419,919, to $858,599 for 1997 from $438,680 for the period from May 17, 1996 to December 31, 1996. The increase was a result of operating for a full year in 1997 compared to six months in 1996. The Company managed fewer units in 1997 than in 1996.

     REIMBURSEMENT INCOME. Reimbursement income increased $673,131, to $1,454,969 for 1997 from $781,838 for the period May 17, 1996 to December 31, 1996. This increase was the net result of operating for a full year in 1997 compared to six months in 1996 and a decrease in the number of apartments managed in 1997.

     HOME CARE FEES. Home care fees increased $167,085, to $185,882 for 1997 from $18,797 for 1996. Home care operations began in August 1996.

EXPENSES

     Total expenses increased $1,637,839, to $3,557,641 for the year ended December 31, 1997 from $1,919,802 for the period from May 17, 1996 to December 31, 1996. The increase was due to increases in all expense items.

     PERSONNEL EXPENSE. Personnel expense increased $1,261,241, to $2,912,629 for 1997 from $1,651,388 for 1996. The increase in personnel expense is primarily due to operating for a full year in 1997 compared to 6 months in 1996. However, certain executive salaries were incurred for the entire year in 1996 due to an arrangement with THE. Also, there was an increase in staffing due to home care operations, but a reduction in staffing for apartment management. The Company expects increases in personnel expense in future years due to increased management activity.

     ADMINISTRATION AND OTHER EXPENSES. Administration and other expenses increased $271,648, to $447,370 in 1997 from $175,722 in 1996. The increase is primarily due to operating for a full year in 1997 compared to six months in 1996. Further, administration expenses increased as a result of increased operations in home care in 1997.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $37,842, to $63,106 in 1997 from $25,264 in 1996. The increase was due to operating for a full year in 1997 compared to six months in 1996 and to an increase in intangible assets.

     INTEREST EXPENSE. Interest expense increased $67,108, to $134,536 in 1997 from $67,428 in 1996. The increase was due to an increased amount borrowed from the bank to fund operating deficits. Interest expense decreased in the fourth quarter of 1997 due to THE accepting preferred stock in place of a note payable on September 30, 1997.

FINANCIAL CONDITION

DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

          The Company had current assets of $643,311 on December 31, 1997 and $217,825 on December 31, 1996. The primary assets in current assets are offering expenses and accounts receivable. Offering expenses of $425,821 on December 31, 1997 are expenses incurred to prepare for the offering of 1,500,000 shares of common stock completed January 14, 1998. After the completion of the offering, these expenses were charged to equity. The Company had accounts receivable of $92,878 on December 31, 1997 and $133,649 on December 31, 1996. The receivables decreased primarily due to the collection of a single receivable of approximately $35,000. The Company expects receivables to increase as the Company increases management of apartment units and assisted living residences.

          Furniture and equipment decreased to $56,487 at December 31, 1997 from $88,451 at December 31, 1996 due to depreciation expense. Intangible assets increased to $114,779 at December 31, 1997 from $89,927 at December 31, 1996 due to increased organization costs related to the equity offering, net of amortization expense.

          Development costs increased to $241,433 at December 31, 1997 from $132,350 at December 31, 1996 due to continuing development activities with respect to assisted living residences. Development costs will either be recouped with the successful completion of a facility or written off if a site is determined not to be feasible.

          Accounts receivable - affiliates, primarily fees receivable from affiliated partnerships, increased to $310,407 at December 31, 1997 from $233,616 at December 31, 1996. The increase is the net effect of transactions between DSS and THE, including the tax benefit to THE of DSS's operating losses.

          Total liabilities increased $481,007, to $3,102,003 at December 31, 1997 from $2,620,996 at December 31, 1996 due to increases in accounts payable and accrued expenses of $530,536, bank loan and accrued interest of $699,436, deferred salaries and bonuses of $383,625, and a decrease in payables to affiliates of $1,132,490. The increase in accounts payable and accrued expenses was primarily due to the accrual of expenses for the equity offering. The proceeds from the bank loan were used to finance the operating deficit for the year and provide development working capital. Of the decrease in payables to affiliates, $891,930 was the result of THE taking preferred stock as payment of the note payable and $269,900 was the tax benefit realized by THE from the utilization of DSS's losses.

          Shareholder's deficit decreased from $1,858,827 at December 31, 1996 to $1,735,586 at December 31, 1997. The decrease was the result of the loss for the year ended December 31, 1997 of $768,689, net of the increase in equity due to the increase in preferred stock of $891,930.

          Directly after the completion of the initial public offering on January 14, 1998, DSS paid accrued offering expenses, paid off the bank loan with accrued interest, paid certain deferred salaries and bonuses and invested $3.5 million in cash equivalents available for development. The resulting balance sheet (see Note 12 of the Notes to the Financial Statements) had assets of $5,005,769, liabilities of $417,176 and equity of $4,588,593.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has operated, and expects to continue to operate, on a negative cash flow basis due to start-up expenses and length of the development cycle. Currently, the Company's primary cash requirements include covering operating deficits and development expenses related to the development, construction and fill-up of assisted living residences. The Company has relied upon its parent, THE, and its bank lender to provide it with operating cash until the initial public offering was completed January 14, 1998.

          The net proceeds of the public offering were used to pay off the outstanding balance under the bank line of credit, to provide $3.5 million in development working capital for the assisted living projects and for general corporate purposes. The Company anticipates that the net proceeds from the public offering, together with construction funds available for each facility will be sufficient to fund its operations for the next twelve months, if the Company's future operations are consistent with management's expectations. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

          THE advanced funds to cover operating deficits for DSS and RPM in 1996 and 1997. In 1996, THE helped DSS secure a bank loan by providing collateral and guaranteeing the loan. After the equity offering was completed and the bank loan was repaid, THE will not offer either its collateral or its guarantee to DSS in future bank financings.

INFLATION AND INTEREST RATES

          Inflation has minimal impact on the daily operations of the Company. Increases in salaries and administrative expenses are offset by increases in management fees that are computed as a percentage of rent and resident service fees. Increases in resident service fees may lag behind inflation since the amount of the fee is based on a cost reimbursement by public sources. Except for the lag time, however, the Company expects the reimbursement to keep pace with inflation.

          The primary concern regarding inflation is in interest rate fluctuations. High interest rates would increase the cost of building new facilities and could slow down the Company's development plans. Also, during a period of rapid inflation, interest rates could become so expensive that it would not be economical to use tax exempt bond financing for permanent financing.

CERTAIN ACCOUNTING CONSIDERATIONS

SFAS NO. 123

          In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The Company adopted its Stock Incentive Plan effective January 1, 1997. On February 11, 1998, 50,000 stock options were granted at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are exercisable on July 1, 1998 and are 100% vested on that date. The options expire five years after the date of grant, or February 10, 2003. In addition, a direct grant of 400 common shares was made to the Company's outside directors.

ITEM 7. FINANCIAL STATEMENTS.

          Reference is made to the Financial Statements, the reports thereon and the notes thereto, commencing on page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     PART III information will be set forth in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

EXHIBIT NO.                                 DESCRIPTION

     3.1            Articles of Incorporation of the Company (as amended).
                    Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 (File No. 333-34367).

     3.1(a)         Articles of Amendment filed October 6, 1997.

     3.2 Bylaws of the Company, as amended Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.1 Employment Agreement dated as of January 1, 1997 between the Company and William G. Benton, as amended. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.2 Employment Agreement dated as of January 1, 1997 between the Company and Susan L. Christiansen, as amended. Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.3 Employment Agreement dated as of January 1, 1997 between the Company and G. L. Clark, Jr., as amended. Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.4           Lock-up agreements. Incorporated by reference to Exhibit
                    10.4 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.5 The Company's 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (File No. 333-34367).

     20             Independent Auditors' Report.

     21             Subsidiaries of the Company.

     23             Consent of The Daniel Professional Group, Inc.

     27             Financial  Data Schedule.

          (b)       Reports on Form 8-K.

                    None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DIVERSIFIED SENIOR SERVICES, INC.


                               By:  /S/ WILLIAM G. BENTON
                                        William G. Benton,
                                        Chairman of the Board and Chief
                                         Executive Officer

                               Date: March 31, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURE                         TITLE                               DATE

/S/ WILLIAM G.BENTON            Chairman of the Board           March 31, 1998
----------------------          and Chief Executive
William G. Benton               Officer

/S/ SUSAN L. CHRISTIANSEN       Chief Operating                 March 31, 1998
-------------------------       Officer and Director
Susan L. Christiansen

/S/ G.L. CLARK, JR.             Chief Financial                 March 31, 1998
--------------------            Officer, Treasurer
G.L. Clark, Jr.                 and Director

/S/ PERRY C. CRAVEN             Director                        March 31, 1998
---------------------
Perry C. Craven

/S/ WALTER H. ETTINGER, JR.     Director                        March 31, 1998
---------------------------
Walter H. Ettinger, Jr.


DIVERSIFIED SENIOR SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



                                                           December 31,          December 31,
                                                               1997            1996
ASSETS
Current assets:
        Cash and cash equivalents                           $78,156               $31,132
        Accounts receivable--trade                           92,878               133,649
        Refundable income taxes                              34,176                32,853
        Offering expenses (Note 12)                         425,821                  -
        Prepaid expenses                                     12,280                20,191
                                                           -----------           ----------
                                                            643,311               217,825

Furniture and equipment, net (Note 3)                        56,487                88,451
Intangible assets, net (Note 4)                             114,779                89,927
Development costs                                           241,433               132,350
Accounts receivable--affiliates (Note 2)                    310,407               233,616
                                                         ------------         -------------
                                                         $1,366,417            $762,169
                                                         ============         ==============
       LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses              $652,445            $122,009
        Interest payable                                     33,070               6,587
        Note payable--bank (Note 5)                       1,604,575             931,622
        Deferred salaries                                   577,508             292,906
                                                          -------------        --------------
                                                          2,867,598           1,353,124

Deferred bonuses                                            234,405             135,382
Accounts payable--affiliates (Note 2)                           -                36,170
Note payable--affiliate (Notes 2 and 5)                         -             1,096,320
                                                         -------------      -------------
                                                          3,102,003           2,620,996
                                                         -------------      --------------
       SHAREHOLDER'S DEFICIT
Preferred stock, no par, authorized 100,000,000 shares;
        178,386 issued and outstanding at December 31,
        1997 and -0- at December 31, 1996                  891,930                   -
Common stock, no par, authorized 100,000,000 shares;
        1,800,000 shares issued and outstanding at
        December 31, 1997 and 2,277,778 at
        December 31, 1996                                      100                  100
Deemed distribution                                     (1,335,790)          (1,335,790)
Accumulated deficit                                     (1,291,826)            (523,137)
                                                       --------------       -------------
                                                        (1,735,586)          (1,858,827)
                                                       --------------       -------------
                                                        $1,366,417             $762,169
                                                       ==============       =============



The accompanying notes are an integral part of the financial statements.


                DIVERSIFIED SENIOR SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Year ended December 31, 1997 and for the Period from May
       17, 1996 (Date of Inception) to December 31, 1996



                                                              1997            1996

Income:
        Management fees                                     858,599               438,680
        Reimbursement fees                                1,454,969             781,838
        Home care fees                                      185,882               18,797
        Other                                                19,602                -
                                                         -------------         -----------
                                                          2,519,052            1,239,315
                                                         =============        ============

Expenses:
        Personnel related                                 2,912,629             1,651,388
        Administrative and other                            447,370               175,722
        Depreciation and amortization                        63,106                25,264
                                                         ------------         ------------
                                                          3,423,105             1,852,374
                                                         ------------           -----------
Operating loss                                              904,053               613,059
Other expenses:
        Interest expense                                    134,536                67,428
                                                         ------------           -----------
Loss before income tax benefit                            1,038,589               680,487
        Income tax benefit                                 (269,900)              (88,000)
                                                         ------------           ------------
Net loss                                                   $768,689              $592,487
                                                         =============          ============
Net loss per common share                                     $0.38                 $0.32
                                                         =============          ============
Weighted average shares outstanding                       2,036,926             1,838,236
                                                         =============          ============


The accompanying notes are an integral part of the financial statements.


                DIVERSIFIED SENIOR SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Year ended December 31, 1997 and for the Period from May
       17, 1996 (Date of Inception) to December 31, 1996



                                                              1997            1996

Income:
        Management fees                                     858,599               438,680
        Reimbursement fees                                1,454,969             781,838
        Home care fees                                      185,882               18,797
        Other                                                19,602                -
                                                         -------------         -----------
                                                          2,519,052            1,239,315
                                                         =============        ============

Expenses:
        Personnel related                                 2,912,629             1,651,388
        Administrative and other                            447,370               175,722
        Depreciation and amortization                        63,106                25,264
                                                         ------------         ------------
                                                          3,423,105             1,852,374
                                                         ------------           -----------
Operating loss                                              904,053               613,059
Other expenses:
        Interest expense                                    134,536                67,428
Loss before income tax benefit                            1,038,589               680,487
        Income tax benefit                                 (269,900)              (88,000)
                                                         -------------          ------------
Net loss                                                   $768,689              $592,487
                                                         -------------          ------------
Net loss per common share                                     $0.38                 $0.32
                                                         -------------          ------------
Weighted average shares outstanding                       2,036,926             1,838,236
                                                          ===========           =============
The accompanying notes are an integral part of the financial statements.



                DIVERSIFIED SENIOR SERVICES, INC. AND SUBSIDIARY
                 STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT

                For the Year Ended December 31, 1997 and for the Period May 17,
          1996 (Date of Inception) to December 31, 1996


                                              Preferred       Common      Preferred   Common    Deemed        Accumulated
                                              Shares          Shares       Stock      Stock    Distribution   Deficit        Total

Balance, May 17, 1996                            -               -          $  -      $ -       $   -          $  -          $   -
Issuance of common stock                         -                100          -       100          -             -             100
Consolidation of subsidiary, July 1, 1996                       -                       -       (1,209,060)    69,350    (1,139,710)
Issuance of common stock                         -           2,277,678         -        -           -             -              -
Deemed distribution related to transfer
   of assets and liabilities from affiliate      -               -             -        -         (126,730)       -        (126,730)
Net loss for the period May 17, 1996
    (Date of Inception) to December 31,
    1996                                         -               -             -        -          -         (592,487)     (592,487)
                                             --------       --------------  ---------  -------- -----------  -----------  ----------
Balance, December 31, 1996                       -           2,277,778         -       100      (1,335,790)  (523,137)   (1,858,827)
                                             --------       --------------  ---------  -------- -----------  ----------- ----------

Retirement of common stock,
    June 30, 1997                                -            (477,778)        -        -           -           -             -
Exchange note payable to affiliate for
    preferred stock                          178,836              -          891,930    -           -           -           891,930
Net loss for the year ended December 31,
    1997                                         -                -            -        -           -        (768,689)     (768,689)
                                            ---------        -------------   --------- -------  ----------- -----------  ----------
Balance, December 31, 1997                   178,836         1,800,000      $891,930  $100    $(1,335,790)$(1,291,826)  $(1,735,586)
                                            =========        =============  ========== ======= ============ ===========  ==========



The accompanying notes are an integral part of the financial statements.



                DIVERSIFIED SENIOR SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Year ended December 31, 1997 and for the Period from May
17, 1996 (Date of Inception) to December 31, 1996

                Increase (Decrease) in Cash and Cash Equivalents


                                                                    1997            1996

Operating activities:
Net loss                                                         $(768,689)          $(592,487)
Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                               63,106             25,264
        Changes in operating assets and liabilities
            Accounts receivable                                      5,521            (14,615)
            Prepaid expenses                                         6,588            (11,930)
            Accounts payable, trade                                 52,452             24,200
            Accounts payable, affiliates                          (215,776)           (30,173)
            Interest payable                                        26,483              6,587
            Deferred salaries and bonuses                          383,625            428,288
                                                                  -----------        ----------
                  Total adjustments                                321,999            427,621
        Net cash used by operating activities                     (446,690)          (164,866)

Investing activities:
        Purchase of furniture and equipment                         (4,994)            (2,903)
        Development costs paid                                    (104,256)           (58,499)
        Payment of organization costs                                 -                (9,586)
        Other                                                       35,250            (35,250)
                                                                 ------------        -----------
        Net cash used by investing activities                      (74,000)          (106,238)
                                                                 ------------        ------------
Financing activities:
        Proceeds from borrowings                                   797,953            931,622
        Offering expenses prepaid                                 (127,664)             -
        Advances and repayments to affiliates                       26,261           (668,991)
        Advances and repayments from affiliates                   (127,836)            48,882
        Payment of financing costs                                  (1,000)           (13,887)
        Contribution of capital                                       -                   100
                                                                  ------------       ------------
        Net cash provided by financing activities                  567,714            297,726
                                                                  ------------       -------------
Net increase in cash                                                47,024             26,622
Cash and cash equivalents - beginning                               31,132                -
Cash held by subsidiary at date of acquisition                        -                 4,510
                                                                  ------------      ------------
Cash and cash equivalents - ending                                 $78,156            $31,132
                                                                  ============      ============
Cash payments for interest                                         $80,861             $7,862
                                                                  ============      ===========
Cash payments for taxes                                            $  -               $  -
                                                                  ============      ============

 For supplemental schedule of non-cash investing and financing activities, see Note 2.



    The accompanying notes are an integral part of the financial statements.

                Diversified Senior Services, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                December 31, 1997



NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Diversified Senior Services, Inc. (the Company), a North Carolina corporation, was formed on May 17, 1996, and began its operations on July 1, 1996. Through January 14, 1998, the Company was a wholly-owned subsidiary of Taylor House Enterprises (THE). On that date, the Company completed its initial public offering whereby it issued 1,500,000 shares of common stock, as more fully described in Note 11. The Company plans to use these proceeds to expand its operations regarding the development and construction or acquisition and refinancing of assisted living facilities and apartments for the elderly. DSS's other business activity is providing personal care services (limited to assistance with activities of daily living) to the low and moderate income elderly. These individuals are primarily residents in low-income housing projects managed by RPM (see below). Substantially all of these services are reimbursed by Medicaid.

On July 1, 1996, DSS acquired all of the outstanding stock of Residential Properties Management, Inc. (RPM) from THE. RPM was also a wholly-owned subsidiary of THE. The transaction was accomplished by DSS issuing THE 2,277,678 of its common stock in exchange for all of RPM's common stock held by THE. RPM's primary business activity is the management of government assisted [HUD and RD (formerly FmHA)] low-income housing projects. RPM was formed in 1989 and manages approximately 2,300 housing units in North Carolina, South Carolina, West Virginia, and Pennsylvania for the owners of THE and for other third parties.

The following significant accounting policies have been followed in the preparation of the Company's financial statements.

CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, RPM. All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

   For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased within three months of maturity to be cash equivalents.

ACCOUNTS RECEIVABLE - TRADE

   Accounts receivable - trade consists of management fees and reimbursements for administrative services due from partnerships and other entities whose properties are managed by RPM, and home care revenues which are due primarily from Medicaid. The Company and its subsidiary provide services to customers and clients on a noncollateralized basis.

FURNITURE AND EQUIPMENT

   Furniture and equipment are stated at cost. Depreciation is determined using the straight line method and is based on the estimated useful lives of the related assets of three to five years. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are expensed as incurred. Major renewals and betterments are charged to the property accounts. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded as income or expense.

INTANGIBLE ASSETS

   Management contract rights represent the contractual rights purchased to allow the Company to manage various apartment or housing projects and are amortized on a straight line basis over the lives of the contracts, which approximates seven years.

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   Finance costs consist of expenses incurred for the bank line of credit, and are amortized over the life of the loan.

   Organization costs include expenses incurred in the initial organization of the Company and prior to the initial public offering, and are amortized ratably over sixty (60) months.

DEVELOPMENT COSTS

   Development costs are expenses, including certain salaries, that are capitalized during the development stage of new assisted living facilities. If the Company retains the property after completion of construction, the capitalized costs are included in the basis of the building and depreciated over its useful life. If the building is sold after completion of construction, the capitalized costs are included in the building basis and are used to determine the gain or loss on sale. If the property is developed for a third party owner, the costs are reimbursed upon the completion of construction and sale of the facilities to the permanent owner of the real estate. Costs for abandoned sites are written off when the sites are considered not feasible.

NET INCOME (LOSS) PER SHARE

   Net income (loss) per share is computed based on the weighted average number of common shares outstanding for the period.

ADVERTISING

   The costs of advertising and marketing programs are expensed as incurred.

ESTIMATES AND ASSUMPTIONS

   The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

   The Company is a C corporation and files its federal income tax return as a part of a consolidated group with THE as the parent. Tax expense or benefit is allocated based on net income or loss for each entity in the consolidated group. North Carolina state income tax regulations do not permit filing of consolidated income tax returns. Accordingly, the Company and its subsidiary file separate state corporate income tax returns as described further in Note 9.

   As a result of the initial public offering, the Company will no longer be included in the consolidated group for federal income tax purposes effective January 14, 1998.

   The Company uses the asset and liability approach for financial accounting and reporting for income taxes and deferred tax assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

INCOME RECOGNITION

   Management fee income is assessed as a percentage of rent collected at apartments. Income is recognized monthly as rent collections are made.

   Reimbursement income consists of amounts reimbursed or due to the Company from properties managed for the services of management and maintenance personnel employed by the Company.

   Home care revenues are recognized at the time the service is provided.

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PREFERRED STOCK

   The Company's Articles of Incorporation provide authority for the issuance of 100,000,000 shares of preferred stock, no par value. On September 24, 1997, the Board of Directors classified a series of 200,000 shares of convertible, preferred stock as Series A preferred stock. The Series A preferred stock is nonvoting, is subordinate to the common stock for payment of dividends, has a stated liquidation value of $5 per share which is subordinate to a preferred distribution to holders of common stock equal to $10 per share, may be converted to common stock at $6 per share after September 30, 1999 and is not redeemable at the option of the holder. Attributes or preferences have not been established for the remaining unissued stock.

RECLASSIFICATION

   Certain items in the financial statements for 1996 have been reclassified to conform to the format presented in these financial statements.


NOTE 2:  RELATED PARTY TRANSACTIONS

On July 1, 1996, the Company, a 100% owned subsidiary of THE, acquired 100% of RPM from THE. RPM is a management company formed in 1989 to manage residential apartments, many of which are subsidized through various Housing and Urban Development ("HUD"), Rural Development ("RD"), and tax credit programs. The acquisition was accomplished by the exchange of 2,277,678 shares of common stock of DSS for 100% of the stock (100 shares) of RPM. No value was assigned to the stock at the time of acquisition, as RPM had no positive book value at the date of acquisition. The acquisition was treated as a combination of entities under common control and the financial statements are presented on a basis similar to a pooling of interests. The results of operations are included in the financial statements of DSS from July 1, 1996 to December 31, 1996.

During 1996, RPM acquired certain assets in two transactions, consisting of management contract rights, trade accounts receivable, land and furniture and equipment from an affiliate, and assumed certain liabilities to THE. The difference between the book value of the assets acquired, the reduction of the amount due from affiliate and the liability assumed is recorded as a deemed distribution in the equity section of the balance sheet. The assets acquired are stated at the transferor's historical cost basis at date of transfer.

The non-cash transactions were accounted for as follows:

      Management contracts                          $   73,610
      Land                                              70,536
      Furniture and equipment                          121,569
      Accounts receivable                              119,023
      Reduction in receivable from affiliate          (364,101)
      Liability to THE                              (1,356,427)
                                                    ----------
      Deemed distribution                           $1,335,790
                                                    ==========

Development costs totaling $50,000 were incurred by THE on behalf of the Company during the period ended December 31, 1996.

RPM leases certain computer equipment from THE under operating lease agreements expiring in 2003. These lease agreements are included in the lease information disclosed in Note 10.

From time to time, the Company advances or borrows funds from the parent, THE, or other related entities.

On September 30, 1997, the Company, in a non-cash transaction, issued 178,386 shares of preferred stock to the parent company in exchange for a note payable to the parent in the amount of $891,930. The remaining amount of $76,554 was reclassified to an account payable. The interest rate on this note was

NOTE 2:  RELATED PARTY TRANSACTIONS - CONTINUED

8.25% per annum and interest expense of $27,191 was accrued for the nine months ended September 30, 1997.


The following schedule summarizes the related party activities for the year ended December 31, 1997 and the period ended December 31, 1996.

                                            Due (to) from     Due (to) from        Note
                                            Affiliated        Parent and           Payable
                                            Partnerships      Subsidiaries         Parent        Total

Amounts due (to) from affiliates:
  Amounts due to (from) RPM at
    date of acquisition:
    Management fees due from
      related partnerships                     $257,673          $   -               $   -       $257,673
    Advances due from affiliate                   -               50,441                 -         50,441
    Amounts due to related partnership          (20,000)             -                   -        (20,000)
    Amounts due to other related entities         -               (2,755)                -         (2,755)
    Advances due to parent                        -             (520,059)         (1,114,116)  (1,634,175)
                                                -------         -----------       ----------   ------------
                                                237,673         (472,373)         (1,114,116)  (1,348,816)

  Working capital advances to affiliate           -               38,996                -          38,996
  Receipts from related partnerships             (4,057)            -                   -          (4,057)
  Acquisition of management contract
    rights from affiliate                           -            (89,437)               -         (89,437)
  Assumption of affiliate's liability to parent     -           (110,903)               -        (110,903)
  Computer equipment lease
    payment due parent                              -             (4,848)               -          (4,848)
  Working capital advances from parent              -            (44,825)               -         (44,825)
  Accrued interest to parent                        -                -                (52,979)    (52,979)
  Repayments to parent                              -             559,220              70,775     629,995
  Tax benefit of operating losses
    due from parent                                 -              88,000                -         88,000
                                                 -------          -------             ------   ----------
Balance, December 31, 1996                      $233,616         $(36,170)        $(1,096,320) $ (898,874)

  Repayment to affiliate                            -              33,415                -         33,415
  Computer equipment lease
    payment due parent                              -              (5,333)               -         (5,333)
  Rent due to parent                                -             (21,600)               -        (21,600)
  Accrued interest to parent                        -             (27,191)               -        (27,191)
  Repayments to parent                              -              90,771             127,836     218,607
  Advances from parent                              -            (150,447)               -       (150,447)
  Exchange note for preferred stock                 -                -                891,930     891,930
  Reclassify remaining note to
    account payable                                 -             (76,554)             76,554         -
  Tax benefit of operating losses
    due from parent                                 -             269,900                -        269,900
                                                  -------         -------            ----------   -------

Balance, December 31, 1997                       $233,616         $76,791             $   -      $310,407
                                                 ========         =======            ==========  ========



NOTE 2:  RELATED PARTY TRANSACTIONS - CONTINUED

There was no interest income received from related parties during the year ended December 31, 1997 and the period ended December 31, 1996. Accounts payable to related parties bear no interest and have no scheduled repayment terms.

Management fee income for the year ended December 31, 1997 and the period ended December 31, 1996 includes $288,385 and $143,774, respectively, earned from partnerships, a general partner of which is a beneficial shareholder of THE; $26,237 of such income is included in trade accounts receivable at December 31, 1997 and $30,835 at December 31, 1996. In addition, the Company was reimbursed for payments made through its central payroll system for payroll and related expenses, by partnerships which are related through common ownership, of $550,946 and $250,354, respectively, for the year ended December 31, 1997 and for the period ended December 31, 1996.



NOTE 3:  FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                           1997         1996

   Computer equipment                  $ 86,355         $84,679
   Office furniture                      43,112          39,794
                                       --------         -------
                                        129,467         124,473
Less accumulated depreciation            72,980          36,022
                                       --------         -------
                                       $ 56,487         $88,451
                                       ========         =======


Depreciation expense for the year ended December 31, 1997 was $36,958 and for the period ended December 31, 1996 was $18,108.


NOTE 4:  INTANGIBLE ASSETS

Intangible assets consist of the following:
                                          1997         1996
                                          ----         ----

   Management contract rights          $ 73,610         $73,610
   Finance costs                         14,887          13,887
   Organization costs                    59,586           9,586
                                       --------         -------
                                        148,083          97,083
Less accumulated amortization            33,304           7,156
                                       --------         -------
                                       $114,779         $89,927

Amortization expense for the year ended December 31, 1997 was $26,148 and for the period ended December 31, 1996 was $7,156.

NOTE 5:  NOTES PAYABLE

Notes payable consist of the following:                  1997             1996
                                                         ----             ----

   Bank line of credit, bearing interest at prime (8.50% at December 31, 1997), payable quarterly, originally maturing October 1997. The note is guaranteed by THE, and 61,303 shares of Omega Healthcare Investors, Inc. common stock owned by THE are pledged as collateral for the loan. In July and October 1997, the Company modified its line of credit by increasing the authorized amount to $1.6 million and extending the maturity date to January 1998. The note was paid January 14,
      1998.  See Note 12.                             $1,604,575       $931,622
   Note payable to THE, bearing interest at 8.25%,
      payable 366 days after demand.                       -          1,096,320
                                                    ------------     ----------
                                                    $1,604,575       $2,027,942
                                                    =============    ==========
NOTE 6:  FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, note payable to a bank and amounts due to and from affiliates. At December 31, 1997, the carrying values of cash and the note payable approximated their fair values based on current market prices and rates. It was not practicable to estimate the fair value of the amounts due to and from affiliates as the repayment terms have not been established and they are non-interest bearing.



NOTE 7:  SAVINGS INCENTIVE PLAN

The Company participates in a defined contribution savings incentive plan covering substantially all of its full time employees. The Company provided a 50% matching contribution to each employee participant for contributions up to the first 5% of compensation. On January 1, 1996, the plan was amended to cover substantially all employees of the controlled group of companies owned by THE. The Company's contribution for the year ended December 31, 1997 and the period ended December 31, 1996 was $21,465 and $11,613, respectively.



NOTE 8:  STOCK INCENTIVE PLAN

Effective January 1, 1997, the Directors and shareholder adopted the Company's 1997 Stock Incentive Plan for 500,000 shares of common stock, which authorizes the Board (or future committee) to issue stock options, stock appreciation rights, restricted stock and deferred stock subject to the Plan and such other terms as set by the board. At December 31, 1997, no grants had been made.

Separately from the Stock Incentive Plan, a maximum of 80,329 options at an exercise price ranging from $2.50 to $5 per share have been granted to certain officers of the Company in consideration for their deferral of certain cash compensation.

As permitted by generally accepted accounting principles, the Company has adopted APB Opinion No. 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The difference between the option price and the fair price of the stock will be recorded as compensation expense on the exercise date.



NOTE 9:  PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the year ended December 31, 1997 and for the period ended December 31, 1996:


                                             12/31/97     12/31/96
Current taxes
refundable:

   Federal                                  $ (269,900)   $ (88,000)

   State                                         -            -
                                             ----------    ---------
                                              (269,900)     (88,000)
                                             ----------    ---------

Deferred tax expense
(benefit):
    Deferred compensation                     (103,500)     (95,900)
    Start up costs                              10,400      (57,200)
    Generation of state loss carryforwards     (61,500)     (31,300)
    All other changes                           (4,753)      (1,812)
    Increase in valuation allowance            159,353      186,212
                                              ----------   ---------
                                                   -           -
                                              ----------   ---------

Income tax benefit                           $(269,900)    $(88,000)
                                             ==========    =========

As further described at Note 2, the income tax benefit is included in the amounts due (to) from the parent company.

The actual income tax benefit attributable to loss from continuing operations for the year ended December 31, 1997 and for the period ended December 31, 1996 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:


                                              12/31/97    12/31/96

Computed "expected"  tax benefit              (353,100)    (231,400)
Timing differences related to
deferred compensation                           92,600       85,800
Start up costs capitalized
for tax purposes                                  -          61,300
All other changes                               (9,400)      (3,700)
                                             ----------   ----------

Income tax benefit                          $ (269,900)     (88,000)
                                             ==========    ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax assets are as follows. There are no significant deferred income tax liabilities.


                                               12/31/97    12/31/96
Non-current deferred tax asset:
    Deferred compensation                      199,400       95,900
    Start-up costs                              46,800       57,200
    State operating loss carryforwards          92,800       31,300
    All others                                   6,565        1,812
                                             ----------  -----------
                                               345,565      186,212
    Valuation allowance                       (345,565)    (186,212)
                                             ----------  -----------

Net deferred tax asset                         $  -         $  -
                                             ==========  ===========

NOTE 9:  PROVISION FOR INCOME TAXES - CONTINUED

DSS and RPM had state loss carryforwards of $727,720 and $292,046 respectively available at December 31, 1997 and $181,247 and $222,892 respectively, available at December 31, 1996 to be applied against future state taxable income. The tax loss carryforwards are subject to examination by taxing authorities and if not previously utilized, expire December 31, 2002 and 2001.

From May 17, 1996 (Date of Inception) through January 13, 1998, the Company was included in the consolidated federal return of the parent, THE; therefore, loss carryforwards for federal purposes have been utilized. Effective January 14, 1998, DSS and RPM will file a consolidated federal return separate from THE.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

The Company has various operating leases for office space and equipment. Future minimum lease payments of $130,016 are as follows for the years ending December 31:

                 1998                    $36,406
                 1999                    $31,096
                 2000                    $26,270
                 2001                    $22,427
                 2002                    $13,139
           Thereafter                    $   678

Rent expense for the year ended December 31, 1997 and the period ended December 31, 1996 was $74,217 and $43,292, respectively. Beginning in May 1997, the Company entered into a month-to-month sublease with THE, the parent, for office space for its corporate headquarters with required monthly rent payments of $2,700. In addition, RPM leases computer equipment from THE, with monthly payments of $501.


NOTE 11:  SUBSEQUENT EVENTS

On January 14, 1998, the Company completed its public offering of 1,500,000 shares of common stock at $5.00 per share, for gross proceeds of $7,500,000. Expenses of the offering totaled $1,175,821 for net proceeds of $6,324,179. See
Note 12 for a pro forma balance sheet as if the Company completed the public offering and paid certain loans and accrued expenses on December 31, 1997.

The Company granted the underwriter warrants to purchase 150,000 shares of common stock exercisable for four years, commencing 12 months after the closing of the offering, at an exercise price of $6.75.

In January, 1998, the Company formed a wholly-owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the assisted living facilities which the Company develops, as well as third party owners. The Company loaned DSSF $250,000 secured by a non-interest bearing note and will provide working capital for the subsidiary.

On February 11, 1998, 50,000 stock options were granted at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are exercisable on July 1, 1998 and are 100% vested on that date. The options expire five years after the date of grant, or February 10, 2003. In addition, a direct grant of 400 common shares was made to the Company's outside directors.

NOTE 12:  PRO FORMA CONSOLIDATED BALANCE SHEET


The following pro forma consolidated balance sheet is presented as if the Company completed its public offering of 1,500,000 shares of common stock and paid certain loans and accrued expenses on December 31, 1997.


                                       As        Pro Forma      As
                                     STATED   ADJUSTMENTS (1)ADJUSTED
      ASSETS

Current assets:
   Cash and cash equivalents       $ 78,156     $565,173     $643,329
   Cash held for development             -      3,500,000    3,500,000
   Accounts receivable - trade       92,878           -        92,878
   Refundable income taxes           34,176           -        34,176
   Offering expenses                425,821     (425,821)          -
   Prepaid expenses                  12,280           -        12,280
                                   --------     --------     --------
                                    643,311     3,639,352    4,282,663

Furniture and equipment, net         56,487           -        56,487
Intangible assets, net              114,779           -       114,779
Development costs                   241,433           -       241,433
Accounts receivable - affiliates    310,407           -       310,407
                                   --------     --------     --------
                                 $1,366,417   $3,639,352   $5,005,769
                                 ============ ============ ============

   LIABILITIES

Current liabilities:
   Accounts payable and
     accrued expenses            $  652,445   $ (445,092)    $207,353
   Interest payable                  33,070      (33,070)          -
   Note payable - bank            1,604,575   (1,604,575)          -
   Deferred salaries                577,508     (577,508)          -
                                   --------     --------     -------
                                  2,867,598   (2,660,245)     207,353

Deferred bonuses                    234,405      (24,582)     209,823
                                   --------     --------     --------
                                  3,102,003   (2,684,827)     417,176
                                   ---------    ----------   --------

   SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock                     891,930          -        891,930
Common stock                            100      6,324,179  6,324,279
Deemed distribution              (1,335,790)        -      (1,335,790)
Accumulated deficit              (1,291,826)        -      (1,291,826)
                                   ----------   --------     ----------
                                 (1,735,586)     6,324,179  4,588,593
                                   ----------   ---------    ---------
                                 $1,366,417     $3,639,352 $5,005,769
                                   ==========   ==========  ==========

-------------------------------

(1)   Detailed below


NOTE 12: PRO FORMA CONSOLIDATED BALANCE SHEET - CONTINUED


(1)The following gives the effect of the offering completed on January 14, 1998 and subsequent use of the proceeds:


   Gross proceeds (1,500,000 shares at $5.00 per share)      $7,500,000
   Offering expenses                                         (1,175,821)
                                                              ----------
   Net cash from offering                                     6,324,179
                                                             -----------

   Use of proceeds:
      Repayment of bank loan and accrued interest            (1,637,645)
      Payment of deferred salaries                             (577,508)
      Payment of deferred bonuses                               (24,582)
      Reclassification of offering expenses                     425,821
      Payment of accounts payable and accrued expenses         (445,092)
      Cash held for development                              (3,500,000)
                                                            -------------
                                                             (5,759,006)
   Increase in cash and cash equivalents                    $   565,173
                                                            =============

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION

     3.1            Articles of Incorporation of the Company (as amended).
                    Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 (File No. 333-34367).

     3.1(a)         Articles of Amendment filed October 6, 1997.

     3.2 Bylaws of the Company, as amended Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.1 Employment Agreement dated as of January 1, 1997 between the Company and William G. Benton, as amended. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.2 Employment Agreement dated as of January 1, 1997 between the Company and Susan L. Christiansen, as amended. Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.3 Employment Agreement dated as of January 1, 1997 between the Company and G. L. Clark, Jr., as amended. Incorporated by reference to Exhibit 10.3 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.4           Lock-up agreements. Incorporated by reference to Exhibit
                    10.4 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.5 The Company's 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (File No. 333-34367).

     20             Independent Auditors' Report.

     21             Subsidiaries of the Company.

     23             Consent of The Daniel Professional Group, Inc.

     27             Financial  Data Schedule.