Form 10QSB
period 1998-03-31
DIVERSIFIED SENIOR SERVICES INC
filed 1998-05-15
CIK 1042323

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE  ACT OF 1934.

         For the quarterly period ended     MARCH 31, 1998
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE  ACT OF 1934.

         For the transition period from ______________ to ________________

                       Commission file number : 333-34367

                        DIVERSIFIED SENIOR SERVICES, INC.
        (Exact name of Small Business Issuer as specified in its charter)


NORTH CAROLINA                                     56-1973923
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


915 WEST 4TH STREET, WINSTON-SALEM, NC                   27101
--------------------------------------                   -----
(address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:      (336) 724-1000




Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of April 30, 1998, the registrant had 3,300,000 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format           Yes___            No X

                        DIVERSIFIED SENIOR SERVICES, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1998


                                TABLE OF CONTENTS


                                                                            Page

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets......................................   3

          Consolidated Statements of Operations............................   4

          Statements of Changes In Shareholders' Deficit...................   5

          Consolidated Statements of Cash Flows............................   6

          Notes to Consolidated Financial Statements.......................   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................  11

PART II:  OTHER INFORMATION

Items 1 through 5..........................................................None

Item 6.   Exhibits and Reports on Form 8-K.................................  15

SIGNATURE PAGE.............................................................  16

                        DIVERSIFIED SENIOR SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               (UNAUDITED)
                                                                                MARCH 31,              DECEMBER 31,
                                                                                  1998                   1997
                                                                           -------------------   --------------------

       ASSETS
Current assets:
    Cash and cash equivalents                                               $    116,856          $    78,156
    Investments held for development (Note 6)                                  3,579,245                  -
    Accounts receivable--trade                                                   111,471               92,878
    Refundable income taxes                                                       34,176               34,176
    Offering expenses                                                               -                 425,821
    Prepaid expenses                                                              87,577               12,280
                                                                             -------------        ------------
                                                                               3,929,325              643,311

Furniture and equipment, net (Note 3)                                             79,492                56,487
Intangible assets, net                                                           109,262               114,779
Development costs                                                                405,669               241,433
Accounts receivable--affiliates (Note 2)                                         333,783               310,407
                                                                             -------------        ------------
                                                                            $  4,857,531          $  1,366,417
                                                                             =============        ============

         LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                                   $    262,619          $    652,445
    Interest payable                                                                -                   33,070
    Note payable--bank (Note 4)                                                     -                1,604,575
    Deferred salaries and bonuses                                                209,823               577,508
                                                                             -------------        ------------
                                                                                 472,442             2,867,598

Deferred bonuses                                                                    -                  234,405
                                                                             -------------        ------------
                                                                                 472,442             3,102,003
                                                                             -------------        ------------

       SHAREHOLDERS' DEFICIT
Preferred stock, no par, authorized 100,000,000 shares;
    178,386 issued and outstanding at March 31,
    1998 and December 31, 1997                                                   891,930               891,930
Common stock, no par, authorized 100,000,000 shares;
    3,300,000 shares issued and outstanding at
    March 31, 1998 and 1,800,000 at December 31, 1997                          6,315,086                   100
Unrealized gains on investments (Note 6)                                          49,602                    -
Deemed distribution                                                           (1,335,790)           (1,335,790)
Accumulated deficit                                                           (1,535,739)           (1,291,826)
                                                                             -------------        ------------
                                                                               4,385,089            (1,735,586)
                                                                             -------------        ------------
                                                                             $ 4,857,531             1,366,417
                                                                             ===========             =========


    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                THREE MONTHS          THREE MONTHS
                                                                                   ENDED                  ENDED
                                                                                   MARCH 31,             MARCH 31,
                                                                                     1998                  1997
                                                                             --------------------- ---------------------

Income:
   Management fees                                                                 203,532                226,611
   Reimbursement fees                                                              301,718                375,082
   Home care fees                                                                   76,429                 23,679
   Other
                                                                                     1,572                  4,474
                                                                             --------------------- ---------------------
                                                                                   583,251                629,846
                                                                             --------------------- ---------------------

Expenses:
   Personnel related                                                               670,181                737,598
   Administrative and other                                                        166,768                 72,474
   Depreciation and amortization                                                    15,883                 15,616
                                                                             --------------------- ---------------------
                                                                                   852,832                825,688
                                                                             --------------------- ---------------------

Operating loss                                                                     269,581                195,842
Other (income) expenses:
   Interest and other income                                                       (31,346)                    -
   Interest expense                                                                  5,678                 32,668
                                                                             --------------------- ---------------------
Loss before income tax benefit                                                     243,913                228,510
   Income tax benefit                                                                  -                  (55,900)
                                                                             --------------------- ---------------------
Net loss                                                                      $    243,913         $      172,610
                                                                             ===================== =====================
Net loss per common share                                                     $       0.08         $         0.08
                                                                             ===================== =====================
Weighted average shares outstanding                                              3,083,333              2,277,778
                                                                             ===================== =====================


    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)



                                                                               UNREALIZED
                               PREFERRED    Common    PREFERRED   Common         Gain on        Deemed     ACCUMULATED
                                 SHARES     Shares      STOCK      Stock       Investments   Distribution    DEFICIT       Total

Balance, January 1, 1997           -       2,277,778  $     -     $      100   $       -     $(1,335,790)  $  (523,137) $(1,858,827)
Net loss for the three months
  ended March 31, 1997             -            -           -             -            -            -         (172,610)    (172,610)
                                -------    ---------  ----------  ----------   -----------   ------------   -----------  -----------
Balance, March 31, 1997            -       2,277,778  $     -      $     100   $       -     $(1,335,790)   $ (695,747) $(2,031,437)
                                =======    =========  ==========  ==========   ===========   ============   =========== ============

Balance, January 1, 1998        178,836    1,800,000     891,930         100           -      (1,335,790)   (1,291,826)  (1,735,586)
Issuance of common stock           -       1,500,000         -     6,314,986           -            -             -       6,314,986
Unrealized gain on
investments                        -            -            -            -         49,602          -             -          49,602
Net loss for the three months
  ended March 31, 1998             -            -            -            -            -            -         (243,913)    (243,913)
                                -------    ---------  ----------  ----------   -----------   ------------   -----------  -----------
Balance, March 31, 1998         178,836    3,300,000     891,930  $6,315,086   $    49,602   $(1,335,790)   $(1,535,739) $4,385,089
                                =======    =========  ==========  ==========   ===========   ============   =========== ============





    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             THREE MONTHS               THREE MONTHS
                                                                                ENDED                       ENDED
                                                                               MARCH 31,                  MARCH 31,
                                                                                1998                        1997
                                                                       ------------------------  --------------------

Operating activities:
Net loss                                                                $   (243,913)             $   (172,610)
Adjustments to reconcile net loss to net cash
  used by operating activities:
      Depreciation and amortization                                           15,883                    15,616
      Changes in operating assets and liabilities:
        Accounts receivable
                                                                             (18,593)                   17,117
        Prepaid expenses                                                     (75,297)                     (522)
        Accounts payable, trade
                                                                              26,353                      (535)
        Accounts payable, affiliates                                           9,603                   (45,549)

        Interest payable                                                     (33,070)                    4,835
        Deferred salaries and bonuses                                       (602,090)                   81,152
                                                                       ------------------------  --------------------
           Total adjustments
                                                                            (677,211)                   72,114
                                                                       ------------------------  --------------------
      Net cash used by operating activities                                 (921,124)                 (100,496)
                                                                       ------------------------  --------------------

Investing activities:
      Investments held for development                                    (3,529,643)                     -
      Purchase of furniture and equipment                                    (33,372)                     -
      Development costs paid                                                (166,672)                  (17,650)
      Other
                                                                             (50,000)                   27,750
                                                                       ------------------------  --------------------
      Net cash provided (used) by investing activities                    (3,779,687)                   10,100
                                                                       ------------------------  --------------------

Financing activities:
      (Repayment of) proceeds from borrowings                             (1,729,575)                   99,371
      Proceeds from issuance of common stock, net                          6,502,065                      -
      Advances and repayments to affiliates                                 (235,254)                  (38,764)
      Advances and repayments from affiliates                                202,275                     4,489
                                                                       ------------------------  --------------------
      Net cash provided by financing activities                            4,739,511                    65,096
                                                                       ------------------------  --------------------

Net increase (decrease) in cash                                               38,700                   (25,300)
Cash and cash equivalents - beginning                                         78,156                    31,132
                                                                       ------------------------  --------------------
Cash and cash equivalents - ending                                       $   116,856                     5,832
                                                                       ========================  ====================
Cash payments for interest
                                                                         $    38,748                    27,833
                                                                       ========================  ====================
Cash payments for taxes
                                                                         $         -              $       -
                                                                       ========================  ====================

    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1: SELECTED DISCLOSURES

          The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjuction with the Company's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2: RELATED PARTY TRANSACTIONS

          From time to time, the Company advances or borrows funds from the parent, Taylor House Enterprises, Limited ("THE") or other related entities. The following schedule summarized related party activities for the three months ended March 31, 1998 and 1997.

                                                              DUE (TO) FROM     DUE (TO) FROM        NOTE
                                                                AFFILIATED        PARENT AND        PAYABLE
                                                              PARTNERSHIPS       SUBSIDIARIES        PARENT             TOTAL
                                                          ------------------ ------------------- ------------------  ---------------

Amounts due (to) from affiliates at December 31, 1996:      $   233,616         $  (36,170)        (1,096,319)      $ (898,873)
   Repayment to affiliate                                          -                 33,415               -             33,415
   Computer equipment lease payment due to parent                  -                 (1,212)              -             (1,212)
   Accrued interest to parent                                      -                 (9,139)              -             (9,139)
   Repayments to parent                                            -                  5,349               -              5,349
   Advances from parent                                            -                 (4,489)              -             (4,489)
   Tax benefit of operating losses due from parent                                   55,900               -             55,900
                                                          ------------------ ------------------- ------------------  --------------
   Balance March, 31, 1997                 $                $   233,616         $    43,654        (1,096,319)      $ (819,049)
                                                          ================== =================== ==================  ==============


Amounts due (to) from affiliates at December 31, 1997:      $   233,616         $    76,791      $       -           $ 310,407
   Computer equipment lease payment due to parent                 -                  (1,503)                            (1,503)
   Rent due to parent                                             -                  (8,100)                            (8,100)
   Repayments to parent                                           -                 235,253                            235,253
   Advances from parent                                           -                (202,274)                          (202,274)
                                                          ------------------ ------------------- ------------------  --------------
   Balance March, 31, 1998                                  $   233,616         $   100,167      $        -          $ 333,783
                                                                                                                 -
                                                          ================== =================== ==================  ==============

                        DIVERSIFIED SENIOR SERVICES, INC

NOTE 2: RELATED PARTY TRANSACTIONS (continued)

          There was no interest income received from related parties during the three months ended March 31, 1998 and 1997. The amounts due from affiliates are collectible but will not be realized until such time as the partnerships terminate. Accounts payable to related parties bear no interest and have no scheduled repayment terms. The interest rate on the note to parent was 8.25% per annum and interest expenses of $9,139 was accrued for the three months ended March 31, 1997.

          The Company earned income from partnerships, a general partner of which is a beneficial shareholder of THE , for the three months ended March 31, 1998 and 1997 as follows:

                                         1998             1997
                                         ----             ----

       Management fees                 $ 72,746         $ 71,935
       Reimbursement fees               122,776          133,183
       Home care fees                     3,120              -
                                   ---------------- -----------------
                                       $198,642         $205,118
                                    ================ =================

At March 31, 1998, $22,687 of such fees are included in trade accounts receivable.



NOTE 3: FURNITURE AND EQUIPMENT

   The Company has furniture and equipment as follows:

                                                                               MARCH 31,     December 31,
                                                                                1998             1997
                                                                          ---------------- -----------------
   Furniture and equipment
      Computer equipment                                                    $   120,162       $   86,355
           Office furniture                                                      42,677           43,112
                                                                          ---------------- -----------------
                                                                                162,839          129,467
   Less accumulated depreciation                                                (83,347)         (72,980)
                                                                          ---------------- -----------------
                                                                            $    79,492       $   56,487
                                                                          ================ =================

Depreciation expense for the three months ended March 31, 1998 was $10,367 and $9,128, respectively.
                        DIVERSIFIED SENIOR SERVICES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED



NOTE 4: NOTE PAYABLE

   Notes payable consist of the following:

                                                                                 MARCH 31,            December 31
                                                                                    1998                1997
                                                                             ------------------  ------------------
   Bank line of credit, bearing interest at prime (8.50%
    at December 31, 1997), payable quarterly, originally
    maturing October 1997. The note is guaranteed by
    THE, and 61,303 shares of Omega Healthcare
    Investors, Inc. common stock owned by THE are
    pledged as collateral for the loan. In July and
    October 1997, the Company modified its line of credit
    by increasing the authorized amount to $1.6 million
    and extending the maturity date to January 1998.
    The note was paid January 14, 1998. See Note 5.                           $         -         $   1,604,575
                                                                           ==================  ==================



NOTE 5: INITIAL PUBLIC OFFERING

          On January 14, 1998, the Company completed its public offering of 1,500,000 shares of common stock at $5.00 per share. The following gives the effect of the offering and subsequent use of the proceeds.

      Gross proceeds (1,500,000 shares at $5.00 per share)      $  7,500,000
      Offering expenses paid during first quarter 1998              (997,935)
                                                              ------------------
                                                                   6,502,065
      Offering expenses paid prior to December 31, 1997             (127,664)
      Offering expenses accrued at March 31, 1998                    (59,415)
                                                              ------------------
      Net proceeds from offering                                   6,314,986
                                                              ------------------

      Use of proceeds:
           Repayment of bank loan and accrued interest            (1,637,645)
           Payment of deferred salaries and bonuses                 (602,090)
           Investments held for development                       (3,500,000)
                                                              ------------------
                                                                  (5,739,735)
                                                              ------------------
      Remainder to be used for general corporate purposes            575,251
                                                              ==================

                        DIVERSIFIED SENIOR SERVICES, INC.

NOTE 6: INVESTMENTS HELD FOR DEVELOPMENT

          The Company's investments held for development are invested in government and corporate bond mutual funds and are held for the development and construction of assisted living facilities. These investments are classified as available for sale and accordingly, unrealized gains of $49,602 at March 31, 1998 have been recorded in equity. The carrying value of the funds were based on current market prices at the statement date.



NOTE 7: PROVISION FOR INCOME TAXES

          On January 14, 1998 DSS and RPM ceased to be a subsidiary of THE for federal income tax purposes. An income tax benefit is not recorded since the loss for 1998 can only be carried forward and applied to future taxable income of DSS and RPM.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND  RESULTS OF OPERATIONS.

THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE INTERIM FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES TO INTERIM FINANCIAL STATEMENTS INCLUDED HEREWITH, AND THE FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER SEPARATE COVER.

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

In July 1996, THE exchanged all of the stock of its wholly owned subsidiary Residential Properties Management, Inc. ("RPM") for 2,277,678 shares of DSS. RPM was formed in March 1989 to manage government subsidized multi- family and elderly residential rental apartments. Effective June 30, 1997, THE returned 477,778 shares of common stock to DSS which DSS retired leaving 1,800,000 shares of common stock issued and outstanding. On January 14, 1998, DSS completed its initial public offering of 1,500,000 shares of common stock at $5.00 per share for a total of $7,500,000. On February 16, 1998, the Company formed a wholly-owned subsidiary, DSS Funding ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the assisted living facilities which the Company develops for its third party owners. Beginning July 1, 1996, the financial statements of DSS are consolidated statements of DSS and RPM and beginning February 16, 1998, DSSF is included in the consolidated statements.

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

Because the Company has not yet completed development and construction of any assisted living residences, it has not recognized any development fee income or management fee income from its assisted living development activities. The policy of the Company is to recognize development fee income when the construction of the facility is completed and a certificate of occupancy is issued. The Company expects to earn a fee of approximately $225,000 per facility for its standard 60 unit facility. As of May 1, two sites are under contract; twelve sites have been optioned and eleven positive feasibility studies have been completed. With respect to each facility, the construction process is estimated to be nine to twelve months. Once construction on an assisted living residence is completed, the Company will begin to recognize management fee income for those properties. Management believes that in the near future the development and management of assisted living facilities will provide the vast majority of the Company's revenues and profits.

Most of the operating expenses of the Company are related to the personnel directly performing the management services and the corporate management staff. Between 75% and 90% of the expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses that support the activities of the personnel such as travel, rent, telephone and office expenses. Since the Company's inception, the operating staff increases have been due primarily to the entrance of the Company into the home care business. However, the corporate staff has grown over that same period of time because of the need to have adequate personnel in place to develop the assisted living residences. Management expects that expenses associated with operating personnel will continue to increase significantly as the Company expands, but management does not expect to increase the number of corporate staff significantly during the next several years.

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

DSS, RPM and DSSF are incorporated in North Carolina and, as C corporations, file their federal income tax returns as part of a consolidated group. Prior to the public offering, DSS and RPM filed their federal income tax returns as part of THE's consolidated group. An income tax benefit has been recorded in 1996 and 1997 since the losses of DSS and RPM can be applied to income in THE's consolidated group. DSS, RPM and DSSF file separate state returns since North Carolina income tax regulations do not permit filing consolidated returns.

RESULTS OF OPERATIONS

The Quarter Ended March 31, 1998 Compared to the Quarter Ended March 31, 1997.

INCOME
Total income decreased $46,595 to $583,251 for the quarter ended March 31, 1998 from $629,846 for the quarter ended March 31, 1997. The decrease was primarily due to decreases in management fees and reimbursement income while home care income increased.

MANAGEMENT FEES. Management fees decreased $23,079 to $203,532 for the quarter ended March 31, 1998 from $226,611 for the quarter ended March 31, 1997. The Company stopped managing two large non-elderly apartment properties that did not fit into the long term goals of the Company. Management fees from these properties were included in 1997 fees, but not in 1998 fees. The Company expects growth in fee income as it begins to manage assisted living facilities and additional apartments.

REIMBURSEMENT INCOME. Reimbursement income decreased $73,364, to $301,718 for the quarter ended March 31, 1998 from $375,082 for the quarter ended March 31, 1997. The decrease was the result of having fewer employees at the sites and no longer managing the two large, non-elderly sites mentioned above in 1998. The Company expects increases in reimbursement income as the number of facilities under management increases.

HOME CARE FEES. Home care fees increased $52,750, to $76,429 for the quarter ended March 31, 1998 from $23,679 for the quarter ended March 31, 1997. The Company increased the hours charged by increasing the number of individuals served. The Company provides care for residents of the apartments for the elderly managed by the Company and for others. The Company expects moderate growth over time in home care fees.

OPERATING EXPENSES
Operating expenses increased $27,144 to $852,832 for the quarter ended March 31, 1998 from $825,688 for the quarter ended March 31, 1997. Personnel related expenses decreased, but administrative expenses increased such that the net change was an increase.

PERSONNEL EXPENSE. Personnel expense decreased $67,417 to $670,181 for the quarter ended March 31, 1998 from $737,598 for the quarter ended March 31, 1997. Site related personnel expense decreased $73,364 due to having fewer employees on site and no longer managing the two non-elderly apartment sites mentioned above. There were increases in both the number of corporate personnel and their rate of pay in 1998 compared to 1997; however, due to increased development activity, certain salaries for development personnel were capitalized to the specific property upon which the personnel worked. Those salaries will be charged to development expense as development fee income is recognized. The Company expects increases in personnel expense in future periods due to increased management activity.

 ADMINISTRATION AND OTHER EXPENSES. Administration and other expenses increased $94,294 to $166,768 for the quarter ended March 31, 1998 from $72,474 for the quarter ended March 31, 1997. The increases reflect increased activity in home care, the assisted living development activity, and expenses related to operating the public company. The Company expects further increases in administrative expenses as the number of assisted living properties managed increases.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense stayed approximately the same for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The Company expects modest increases in depreciation expense due to the purchase of office furniture and equipment used by management personnel.

OTHER INCOME AND EXPENSES. Interest expense of $5,678 and $32,668 was incurred in the quarter ended March 31, 1998 and the quarter ended March 31, 1997, respectively. The interest expense was incurred on a bank loan which was paid off with proceeds from the equity offering completed in January 1998. The Company earned $31,346 in interest income from cash and cash equivalents during the quarter ended March 31, 1998 and had an unrealized gain of $49,602 on funds held for development. The Company does not expect to have either material interest income or expense in future periods.

INCOME TAX BENEFIT. The Company did not record an income tax benefit in the quarter ended March 31, 1998 since the losses of the Company can only be carried forward and applied to future income of the Company. In the quarter ended March 31, 1997, DSS recorded a tax benefit of $55,900 since the losses of DSS and its subsidiary were used to reduce prior period income of the parent and its consolidated group. Due to the public company status of DSS, the Company and its subsidiaries were no longer consolidated with THE for federal income tax purposes effective January 14, 1998.

NET LOSS. The net loss increased $71,303 to $243,913 ($.08 per share) for the quarter ended March 31, 1998 from $172,610 ($.08 per share) for the quarter ended March 31, 1997. The increase was due to the net effect of an increase in operating loss of $73,739, an increase in interest income of $31,346, a decrease in interest expense of $26,990 and a decrease in the income tax benefit of $55,900, as described above. The company expects to have operating losses until properties currently being developed are completed and fully occupied.

FINANCIAL CONDITION

MARCH 31, 1998 COMPARED TO DECEMBER 31, 1997

The Company had current assets of $3,929,325 on March 31, 1998 and $643,311 on December 31, 1997. The primary current asset on December 31, 1997 was offering expense of $425,821 which were incurred to prepare for the offering of common stock completed during the quarter ended March 31, 1998. After completion of the offering, these expenses were charged to equity. Also following the completion of the offering, the Company had approximately $3.5 million to use in the development of assisted living properties. On March 31, 1998 the balance was $3,579,245, an increase due to income earned on these funds. Accounts receivable increased from $92,878 to $111,471 due to increased activity in home care and prepaid expenses increased from $12,280 to $87,577 due to the payment of directors and officers insurance premiums.

Furniture and equipment increased to $79,492 from $56,487 due to purchases of computer equipment for corporate personnel. Intangible assets decreased from $114,779 to $109,262 due to amortization expense.

Development costs increased to $405,669 at March 31, 1998 from $241,433 at December 31, 1997 due to continuing development activities with respect to assisted living residences. Development costs will either be recouped with the successful completion of a facility or written off if a site is determined not to be feasible.

Accounts receivable-affiliates, primarily fees receivable from affiliated partnerships, increased to $333,783 at March 31, 1998 from $310,407 at December 31, 1997. The increase is the net effect of transactions between DSS and the parent, including the tax benefit to the parent of DSS's operating losses.

 Total liabilities decreased $2,629,561 to $472,442 at March 31, 1998 from $3,102,003 at December 31, 1997. Accounts payable and accrued expenses decreased to $262,619 from $652,445 due to the payment of offering expenses that were accrued at December 31, 1997. The bank loan and accrued interest were paid off during the quarter ended March 31, 1998 and the deferred salaries of $577,508 and deferred bonuses of $24,582 were also paid off during the quarter. Proceeds from the equity offering provided the funds to pay the liabilities referred to above.

Shareholder's equity increased to $4,385,089 at March 31, 1998 from a deficit of $1,735,586 at December 31, 1997. The increase was the net effect of the increase in equity of $6,314,986 from the initial public offering, an unrealized gain on investment securities of $49,602 and the increase in accumulated deficit due to the net loss of $243,913.

LIQUIDITY AND CAPITAL RESOURCES

The Company has operated, and expects to continue to operate, on a negative cash flow basis due to start-up expenses and length of the development cycle. Currently, the Company's primary cash requirements include covering operating deficits and development expenses related to the development, construction and fill-up of assisted living residences. The Company had relied upon its parent, THE, and its bank lender to provide it with operating cash until the initial public offering was completed January 14, 1998.

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

The primary concern regarding inflation is interest rate fluctuations. High interest rates would increase the cost of building new facilities and could slow down the Company's development plans. Also, during a period of rapid inflation, interest rates could become so expensive that it would not be economical to use tax exempt bond financing for permanent financing.

CERTAIN ACCOUNTING CONSIDERATIONS

SFAS NO. 123

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock- based compensation arrangements. The Company adopted its Stock Incentive Plan effective January 1, 1997. On February 11, 1998, 50,000 stock options were granted at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are exercisable on July 1, 1998 and are 100% vested on that date. The options expire five years after the date of grant, or February 10, 2003. In addition, a direct grant of 400 common shares was made to the Company's outside directors.



PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits

                None

           b.   Reports on Form 8-K

                None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIVERSIFIED SENIOR SERVICES, INC.


                                 By: /S/ G. L. CLARK, JR.
Date:  May 14, 1998                  G. L. Clark, Jr., Executive
                                     Vice President and
                                     Chief Financial Officer