Form 10QSB
period 1998-06-30
DIVERSIFIED SENIOR SERVICES INC
filed 1998-08-14
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended     JUNE 30, 1998
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from _______ to _____________

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

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes X No ___

As of July 31, 1998, the Registrant had 3,300,000 shares of Common Stock, no par value, outstanding.


Transitional Small Business Disclosure Format (check one): Yes ___  No  X

                        DIVERSIFIED SENIOR SERVICES, INC.

                                   FORM 10-QSB

                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                        Page

PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets..................................3

              Consolidated Statements of Operations........................4

              Statements of Changes In Shareholders' Deficit...............5

              Consolidated Statements of Cash Flows........................6

              Notes to Consolidated Financial Statements...................7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............11

PART II:      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................17

SIGNATURE PAGE............................................................18

                          PART I -FINANCIAL INFORMATION

                        DIVERSIFIED SENIOR SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                             June 30,          December 31,
                                                                               1998              1997
                                                                           -------------     ---------------
                                ASSETS
Current assets:
         Cash and cash equivalents                                    $  177,886            $  78,156
         Investments held for development (Note 7)                     2,801,736                  -
         Accounts receivable--trade                                      129,722               92,878
         Refundable income taxes                                            -                  34,176
         Offering expenses                                                  -                 425,821
         Prepaid expenses                                                 67,759               12,280
                                                                      ------------           ----------
                                                                       3,177,103              643,311

Furniture and equipment, net (Note 4)                                     90,484               56,487
Intangible assets, net                                                   104,244              114,779
Development costs                                                        679,265              241,433
Accounts receivable--affiliates (Note 3)                                 788,053              310,407
                                                                      ------------           ----------
                                                                     $ 4,839,149           $1,366,417
                                                                      ============           ==========
                             LIABILITIES
Current liabilities:
         Accounts payable and accrued expenses                       $   158,407           $  652,445
         Interest payable                                                   -                  33,070
         Note payable--bank (Note 5)                                        -               1,604,575
         Deferred salaries and bonuses                                   191,823              577,508
                                                                      ------------           ----------
                                                                         350,230            2,867,598

Deferred bonuses                                                            -                 234,405
                                                                      ------------           ----------
                                                                         350,230            3,102,003
                                                                      ------------           ----------
         SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par, authorized 100,000,000 shares;
         178,386 issued and outstanding at June 30,
         1998 and December 31, 1997                                      891,930             891,930
Common stock, no par, authorized 100,000,000 shares;
         3,300,000 shares issued and outstanding at
         June 30, 1998 and 1,800,000 at December 31, 1997              6,315,086                 100
Unrealized gains on investments (Note 7)                                  62,577                  -
Deemed distribution                                                   (1,335,790)         (1,335,790)
Accumulated deficit                                                   (1,444,884)         (1,291,826)
                                                                      ------------         ----------
                                                                       4,488,919          (1,735,586)
                                                                      ------------         ----------
                                                                    $  4,839,149         $ 1,366,417
                                                                      ============         ==========

The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                  Three Months         Three Months                Six Months          Six Months
                                                     Ended                Ended                      Ended               Ended
                                                    June 30,             June 30,                   June 30,           June 30,
                                                      1998                1997                       1998                1997
                                            -------------------------------------------     ---------------------------------------
Income:
     Management fees                                  $  203,747         $  210,805               $  407,279            $ 437,416
     Reimbursement fees                                  365,555            376,725                  667,273              751,807
     Development fees                                    317,006               -                     317,006                    -
     Home care fees                                       86,498             42,484                  162,927               66,163
     Other                                                   367              7,185                    1,939               11,659
                                                       -----------        ----------               ----------           ----------
                                                         973,173            637,199                1,556,424            1,267,045
                                                       -----------        ----------               ----------           ----------
Expenses:
     Personnel related                                   732,897            773,484                1,403,078            1,511,082
     Administrative and other                            200,467             82,766                  367,235              155,240
     Depreciation and amortization                        18,128             15,926                   34,011               31,542
                                                       -----------        ----------               ----------           ----------
                                                         951,492            872,176                1,804,324            1,697,864
                                                       -----------        ----------               ----------           ----------

Operating income (loss)                                   21,681           (234,977)                (247,900)            (430,819)

Other income (expenses):
     Interest and other income                            69,174                  -                  100,520                     -
     Interest expense                                          -            (32,351)                  (5,678)             (65,019)
                                                       -----------        ----------               ----------           ----------
Income (loss) before income tax benefit                   90,855           (267,328)                (153,058)            (495,838)
     Income tax benefit                                        -             70,000                         -             125,900
                                                       -----------        ----------               ----------           ----------
 Net income (loss)                                    $   90,855         $ (197,328)              $ (153,058)           $(369,938)
                                                       ===========        ==========               ==========           ==========
Net income (loss) per                                 $     0.03         $    (0.09)              $    (0.05)           $   (0.16)
                                                       ===========        ==========               ==========           ==========
common share
Weighted average shares outstanding                    3,300,000          2,277,778                3,192,265             2,277,778
                                                       ===========        ==========               ==========           ==========

    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                       Unrealized
                Preferred      Common      Preferred       Common      Gain on        Deemed           Accumulated
                Shares         Shares        Stock         Stock       Investments    Distribution     Deficit         Total
               ----------     --------     ----------      -------     ------------   -------------    ------------    -----
Balance,
January 1, 1997   -         2,277,778    $   -           $    100     $    -        $(1,335,790)     $(523,137)      $(1,858,827)

Net loss for the six
months ended
June 30, 1997       -            -            -             -             -              -             (369,938)         (369,938)
               ----------   ----------   ------------   ----------    -------------   -------------   -------------   ------------
Balance,
June 30, 1997      -        2,277,778    $   -          $     100     $   -         $(1,335,790)      $(893,075)      $(2,228,765)
               ==========   ==========   ============   ===========   ============= ===============   =============   ============
Balance,
January 1,
1998           178,386      1,800,000      891,930            100         -          (1,335,790)     (1,291,826)       (1,735,586)

Issuance of
common stock       -        1,500,000        -          6,314,986         -               -               -             6,314,986

Unrealized
gain on
investments        -            -            -               -         62,577             -               -               62,577

Net loss for
the six months
ended
June 30, 1998     -            -            -             -             -              -               (153,058)       (153,058)
               ----------   ----------   ------------   ----------    -------------   -------------   -------------   ------------
Balance,
June 30,
1998            178,386     3,300,000     $891,930     $6,315,086    $62,577        $(1,335,790)   $(1,444,884)      $4,488,919
               ==========   ==========   ===========   ===========   ============== =============== ===============  =============


    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             Three               Three               Six               Six
                                                             Months              Months             Months            Months
                                                             Ended               Ended              Ended             Ended
                                                            June 30,            June 30,           June 30,          June 30
                                                              1998                1997               1998             1997
                                                        ------------            ---------          --------          ---------
Operating activities:
Net income (loss)                                      $  90,855              $ (197,328)         $  (153,058)       $(369,938)
Adjustments to reconcile net
income (loss) to net
  cash used by operating activities:
    Depreciation and amortization                         18,128                  15,926               34,011           31,542
    Changes in operating assets and liabilities:
        Accounts receivable                              (18,251)                (19,089)             (36,844)          (1,972)
        Prepaid expenses                                  53,994                   8,104              (21,303)          7,582
        Accounts payable, trade                          (61,574)                (17,832)             (35,221)         (18,367)
        Accounts payable, affiliates                    (307,404)                (54,442)            (297,801)         (99,991)
        Interest payable                                   -                          64              (33,070)          4,899
        Deferred salaries and bonuses                    (18,000)                128,992             (620,090)        210,144
                                                      ------------         -------------         --------------   -----------
          Total adjustments                             (333,107)                 61,723           (1,010,318)        133,837
                                                      ------------         -------------         --------------   -----------
    Net cash used by operating activities               (242,252)               (135,605)          (1,163,376)       (236,101)
                                                      ------------         -------------         --------------   -----------

Investing activities:
    (Increase) decrease in
investments held for development                         790,484                   -               (2,739,159)             -
    Purchase of furniture and equipment                  (22,871)                  -                  (56,243)             -
    Development costs paid                              (257,530)                 (4,102)            (424,202)        (21,752)
    Other                                                   (520)                 (7,500)             (50,520)         20,250
                                                      ------------         -------------         --------------   -----------
    Net cash provided (used)
     by investing activities                             509,563                 (11,602)          (3,270,124)         (1,502)
                                                      ------------         -------------         --------------   -----------

Financing activities:
    (Repayment of) proceeds from borrowings                -                     186,834            (1,729,575)       286,205
    Proceeds from issuance of common stock, net          (59,415)                   -                6,442,650             -
    Advances and repayments to affiliates               (146,866)                (33,207)             (382,119)       (71,971)
    Advances and repayments from affiliates                 -                      5,311               202,274          9,800
    Net cash provided (used) by financing activities    (206,281)                158,938             4,533,230        224,034

Net increase (decrease) in cash                           61,030                  11,731                99,730        (13,569)
Cash and cash equivalents - beginning                    116,856                   5,832                78,156         31,132
                                                      ------------         -------------         --------------   -----------
Cash and cash equivalents - ending                      $177,886                  17,563               177,886         17,563
                                                      ============         =============         ==============   ===========
Cash payments for interest                             $      -               $   23,341           $    38,748     $   42,035
                                                      ============         =============         ==============   ===========
Cash payments for taxes                                $      -            $        -           $       -          $      -
                                                      ============         =============         ==============   ===========



    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998


NOTE 1: SELECTED DISCLOSURES

          The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year.

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


NOTE 2: ACCOUNTING POLICIES

INCOME RECOGNITION

          Development fee income is recognized at the completion of the development cycle with sixty percent recognized at the beginning of construction and the remaining forty percent at certificate of occupancy.

NOTE 3: RELATED PARTY TRANSACTIONS

          Diversified Senior Services, Inc. ("DSS" or the "Company") is developing two properties for 60- unit assisted living facilities that are currently under construction. The owner of the properties is Taylor House Enterprises, Limited ("THE"), the majority stockholder of the Company. THE intends to sell the properties to a not-for-profit owner after permanent financing is completed. At June 30, 1998, development fees of $317,006 and reimbursable costs of $104,877 are payable to the Company from the properties.

                        DIVERSIFIED SENIOR SERVICES, INC.

                                   (UNAUDITED)

NOTE 3: RELATED PARTY TRANSACTIONS (continued)

          From time to time, the Company advances or borrows funds from THE or other related entities. The following schedule summarizes related party activities for the six months ended June 30, 1998 and 1997.


                                                        Due (to)           Due (to)
                                                          from               from              Note
                                                       Affiliated          THE and            Payable
                                                      Partnerships       Subsidiaries           THE             Total
                                                     --------------      -------------        --------          ------
Amounts due (to) from
affiliates at December 31, 1996:                      $233,616           $(36,170)          (1,096,319)       $(898,873)
     Repayment to affiliate                             -                  33,415             -                 33,415
     Computer equipment lease
     payment due to THE                                 -                  (2,424)            -                 (2,424)
     Rent due to THE                                                       (5,400)                              (5,400)
     Accrued interest to THE                            -                 (18,085)           -                (18,085)
     Repayments to THE                                  -                  38,556             -                 38,556
     Advances from THE                                  -                  (9,800)            -                 (9,800)
     Tax benefit of operating
     losses due from THE                                                  125,900            -                 125,900
                                                     -----------        -----------         --------------    ------------
     Balance June, 30, 1997                          $233,616            $125,992          $(1,096,319)      $(736,711)
                                                     ===========        ===========         ==============    ============

Amounts due (to) from
affiliates at December 31, 1997:                     $233,616             $76,791          $        -        $ 310,407
     Computer equipment lease                           -                  (3,005)                              (3,005)
     payment due to THE
     Rent due to THE                                    -                 (16,200)                             (16,200)
     Development fees and costs
     due from properties                                                  421,883                              421,883
     Repayments to THE                                  -                 277,242                              277,242
     Advances from THE                                  -                (202,274)                            (202,274)
                                                     -----------        -----------         --------------    ------------
     Balance June, 30, 1998                          $233,616            $554,437           $                 $788,053
                                                     ===========        ===========         ==============    ============

          There was no interest income received from related parties during the six months ended June 30, 1998 and 1997. The amounts due from affiliates are collectible, but will not be realized until such time as the partnerships terminate. Accounts payable to related parties bear no interest and have no scheduled repayment terms. The interest rate on the note to THE was 8.25% per annum and interest expense of $18,085 was accrued for the six months ended June 30, 1997.

          The Company earned income from partnerships, a general partner of which is a beneficial shareholder of THE ,for the six months ended June 30, 1998 and 1997 as follows:

                                                      1998              1997
                                                      ----             -------
Management fees                                   $145,878           $143,410
Reimbursement fees                                 270,403            271,787
Home care fees                                       6,240                -
                                                 -----------         ---------
                                                  $422,521           $415,197
                                                ============         ==========


          At June 30, 1998, $24,483 of such fees are included in trade accounts receivable.

                        DIVERSIFIED SENIOR SERVICES, INC.

                                   (UNAUDITED)


NOTE 4: FURNITURE AND EQUIPMENT

         The Company has furniture and equipment as follows:

                                          June 30,             December 31,
                                            1998                   1997
                                        ------------          --------------
Computer equipment                       $135,960               $86,355
Office furniture                           50,460                43,112
                                        ------------          --------------
                                         186,420                129,467
Less accumulated depreciation            (95,936)               (72,980)
                                        ------------          --------------
                                         $90,484                $56,487
                                        ============          ==============

Depreciation expense for the six months ended June 30, 1998 and 1997 was $22,956 and $18,564, respectively.

NOTE 5: NOTE PAYABLE

          On December 31, 1997 the Company had a bank line of credit, bearing interest at prime (8.50% at December 31, 1997), with a balance of $1,604,575. The note was paid January 14, 1998. See Note 6.


NOTE 6: INITIAL PUBLIC OFFERING

On January 14, 1998, the Company completed its public offering of 1,500,000 shares of common stock at $5.00 per share. The following gives the effect of the offering and subsequent use of the proceeds.

Gross proceeds (1,500,000 shares                                  $7,500,000
$5.00 per share)
Offering expenses paid during 1998                                (1,057,350)
                                                                  ------------
                                                                   6,442,650
Offering expenses paid prior to                                     (127,664)
December 31, 1997                                                 ------------

Net proceeds from offering                                         6,314,986
                                                                  ------------
Use of proceeds:
     Repayment of bank loan and accrued interest                   (1,637,645)
     Payment of deferred salaries and bonuses                        (602,090)
     Investments held for development                              (3,500,000)
                                                                  -------------
                                                                   (5,739,735)
                                                                  -------------
Remainder to be used for general corporate purposes                  $575,251
                                                                  =============

                        DIVERSIFIED SENIOR SERVICES, INC.

                                   (UNAUDITED)

NOTE 7: INVESTMENTS HELD FOR DEVELOPMENT

          The Company's investments held for development are invested in government and corporate bond mutual funds and are held for the development and construction of assisted living facilities. These investments are classified as available for sale and accordingly, unrealized gains of $62,577 at June 30, 1998 have been recorded equity. The carrying value of the funds were based on current market prices at the statement date.

NOTE 8: PROVISION FOR INCOME TAXES

          On January 14, 1998, DSS and Residential Properties Management, Inc. ("RPM") ceased to be a subsidiaries of THE for federal income tax purposes. An income tax benefit for the six months ended June 30, 1998 is not recorded since the loss can only be carried forward and applied to future taxable income of DSS and RPM.

NOTE 9: SUBSEQUENT EVENTS

          On July 31, 1998 the Company sold management rights for 361 units, primarily multi-family units located in South Carolina, for $61,850. The sale resulted in a gain of $7,700. The apartments generated management fees of approximately $10,500 monthly.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND  RESULTS OF OPERATIONS.

THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE INTERIM FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT AND THE FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Diversified Senior Services, Inc. ("DSS" or the "Company") was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("THE") and began operations in July 1996. DSS was capitalized with $100 and its parent, THE, received 100 shares of common stock. THE provided working capital to DSS during its start- up phase. Upon formation, DSS agreed to take responsibility for deferred salaries and bonuses for certain executives of THE for the period from January 1, 1996 through June 30, 1996.

In July 1996, THE exchanged all of the stock of its wholly owned subsidiary Residential Properties Management, Inc. ("RPM") for 2,277,678 shares of DSS. RPM was formed in March 1989 to manage government subsidized multi- family and elderly residential rental apartments. Effective June 30, 1997, THE returned 477,778 shares of common stock to DSS which DSS retired leaving 1,800,000 shares of common stock issued and outstanding. On January 14, 1998, DSS completed its initial public offering of 1,500,000 shares of common stock at $5.00 per share for a total of $7,500,000. On February 16, 1998, the Company formed a wholly owned subsidiary, DSS Funding ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the assisted living facilities which the Company develops for its third party owners. Beginning July 1, 1996, the financial statements of DSS are consolidated statements of DSS and RPM and beginning February 16, 1998, DSSF is included in the consolidated statements.

The Company anticipates a moderate growth in the number of apartment units for elderly residents managed and also expects that income will increase due to inflationary effects on rents. All personnel located at the apartments who manage the apartments and perform maintenance are employees of the Company. However, the apartments reimburse the Company for the services of the on site personnel. The Company anticipates a moderate growth in reimbursement income as a result of increases in salaries of on site personnel and an increase in the number of apartment complexes under management.

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

The Company is in the process of developing 60 unit assisted living residences and 30-unit residences for the elderly. As of August 11, 1998, the Company had two 60-unit residences in the construction process and an additional six sites under control. All sites are in North Carolina and have positive feasibility. The construction process is estimated to be nine to twelve months. With respect to the 30-unit residences, the Company has one site under contract and seven sites under control, all of which have positive feasibility. The sites are in Virginia and North Carolina. Once construction of residences is completed, the Company will begin to recognize management fee income for those properties. Management believes that in the near future the development and management of assisted living facilities and residences for the elderly will provide the vast majority of the Company's revenues and profits.

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

Certain development expenses are paid by the Company as incurred. The expenses are capitalized and either expensed when development income is recognized, reimbursed when a property is completed and permanently financed, or written off when a site is abandoned.

DSS, RPM and DSSF are incorporated in North Carolina and, as C corporations, file their federal income tax returns as part of a consolidated group. Prior to the initial public offering, DSS and RPM filed their federal income tax returns as part of THE's consolidated group. An income tax benefit has been recorded in 1996 and 1997 since the losses of DSS and RPM can be applied to income in THE's consolidated group. DSS, RPM and DSSF file separate state tax returns since North Carolina income tax regulations do not permit filing consolidated tax returns.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1997

INCOME
Total income increased $289,379 to $1,556,424 for the six months ended June 30, 1998 from $1,267,045 for the six months ended June 30, 1997. The increase was primarily due to development fees recognized in the second quarter and an increase in home care income, while management fees and reimbursement income decreased.

MANAGEMENT FEES. Management fees decreased $30,137 to $407,279 for the six months ended June 30, 1998 from $437,416 for the six months ended June 30, 1997. The Company stopped managing two large non-elderly apartment properties that did not fit into the long term goals of the Company. Management fees from these properties were included in 1997 fees, but not in 1998 fees. On July 31, 1998 the Company sold the management rights for 361 units, primarily multi-family, which generated management fees of approximately $10,500 per month. The Company expects growth in fee income as it begins to manage assisted living facilities and additional apartments.

REIMBURSEMENT INCOME. Reimbursement income decreased $84,534, to $667,273 for the six months ended June 30, 1998 from $751,807 for the six months ended June 30, 1997. The decrease was the result of having fewer employees at the sites and no longer managing the two large, non-elderly sites mentioned above in 1998. On July 31, 1998, as mentioned above, the 361 units also generated approximately $12,000 monthly in reimbursement income. The Company expects considerable increases in reimbursement income as the number of facilities under management increases.

DEVELOPMENT FEES. Development fees of $317,006 were recognized for the six months ended June 30, 1998. The income is 60% of the development fees of two 60-unit facilities with construction starts during the second quarter. The Company expects development fee income to increase as the 60-unit and 30-unit properties begin to roll out.

HOME CARE FEES. Home care fees increased $96,764, to $162,927 for the six months ended June 30, 1998 from $66,163 for the six months ended June 30, 1997. The Company increased the hours charged by increasing the number of individuals served. The Company provides care for residents of the apartments for the elderly managed by the Company and for others. The Company expects moderate growth over time in home care fees.

OPERATING EXPENSES
Operating expenses increased $106,460 to $1,804,324 for the six months ended June 30, 1998 from $1,697,864 for the six months ended June 30, 1997. Personnel related expenses decreased, while administrative expenses increased; the net change was an increase.

PERSONNEL EXPENSE. Personnel expense decreased $108,004 to $1,403,078 for the six months ended June 30, 1998 from $1,511,082 for the six months ended June 30, 1997. Site related personnel expense decreased $84,534 due to having fewer employees on site and no longer managing the two non-elderly apartment sites mentioned above. Site related personnel expense will decrease approximately $12,000 monthly due to the 361 units no longer under management referred to above. There were increases in both the number of corporate personnel and their rate of pay in 1998 compared to 1997; however, due to increased development activity, certain salaries for development personnel were capitalized to the specific property upon which the personnel worked. Those salaries will be charged to development expense as development fee income is recognized. The Company expects increases in personnel expense in future periods due to increased management activity.

ADMINISTRATION AND OTHER EXPENSES. Administration and other expenses increased $211,995 to $367,235 for the six months ended June 30, 1998 from $155,240 for the six months ended June 30, 1997. The increases reflect increased activity in home care, the assisted living development activity, and expenses related to operating the public company. The Company expects further increases in administrative expenses as the number of assisted living properties managed increases.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased slightly for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The Company expects modest increases in depreciation expense due to the purchase of office furniture and equipment used by management personnel.

OTHER INCOME AND EXPENSES. Interest expense of $5,678 and $65,019 was incurred in the six months ended June 30, 1998 and the six months ended June 30, 1997, respectively. The interest expense was incurred on a bank loan which was paid off with proceeds from the equity offering completed in January 1998. The Company earned $100,520 in interest income from cash and cash equivalents during the six months ended June 30, 1998 and had an unrealized gain of $62,577 on funds held for development. The Company does not expect to have either material interest income or expense in future periods.

INCOME TAX BENEFIT. The Company did not record an income tax benefit in the six months ended June 30, 1998 since the losses of the Company can only be carried forward and applied to future income of the Company. In the six months ended June 30, 1997, DSS recorded a tax benefit of $125,900 since the losses of DSS and its subsidiary were used to reduce prior period income of the parent and its consolidated group. Due to the public company status of DSS, the Company and its subsidiaries were no longer consolidated with THE for federal income tax purposes effective January 14, 1998.

NET LOSS. The net loss decreased $216,880 to $153,058 ($.05 per share) for the six months ended June 30, 1998 from $369,938 ($.16 per share) for the six months ended June 30, 1997. The decrease was due to the net effect of a decrease in operating loss of $182,919, an increase in interest income of $100,520, a decrease in interest expense of $59,341 and a decrease in the income tax benefit of $125,900, as described above. The Company expects to break even or have operating losses until properties currently being developed are completed and fully occupied.

The Company has signed an agreement to purchase an assisted living property in South Boston, Virginia for $3.4 million. The property, completed in April 1998, is licensed for 64 residents. The purchase is subject to a financing contingency and normal due diligence process. The Company is still in the due diligence process and anticipates a decision on whether to proceed with the transaction within the next thirty days.

FINANCIAL CONDITION

JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997

The Company had current assets of $3,177,103 on June 30, 1998 and $643,311 on December 31, 1997. The primary current asset on December 31, 1997 was offering expenses of $425,821 which were incurred to prepare for the offering of common stock completed during the quarter ended March 31, 1998. After completion of the offering, these expenses were charged to equity. Also following the completion of the offering, the Company had approximately $3.5 million to use in the development of assisted living properties. On June 30, 1998 the balance was $2,801,736, due to the Company's increased development activity. Accounts receivable increased from $92,878 to $129,722 due to increased activity in home care and prepaid expenses increased from $12,280 to $67,759 due to the payment of directors and officers insurance premiums.

Furniture and equipment increased to $90,484 from $56,487 due to purchases of computer equipment for corporate personnel. Intangible assets decreased from $114,779 to $104,244 due to amortization expense.

Development costs increased to $679,265 at June 30, 1998 from $241,433 at December 31, 1997 due to continuing development activities with respect to assisted living residences. Development costs will either be recouped with the successful completion of a facility or written off if a site is determined not to be feasible.

Accounts receivable-affiliates increased to $788,053 at June 30, 1998 from $310,407 at December 31, 1997. The increase is primarily due to development fees and reimbursable costs owed to the Company as referenced in Note 3, and the net effect of transactions between DSS and the majority stockholder, including the tax benefit to THE's operating losses in 1997.

Total liabilities decreased $2,751,773 to $350,230 at June 30, 1998 from $3,102,003 at December 31, 1997. Accounts payable and accrued expenses decreased to $158,407 from $652,445 due to the payment of offering expenses that were accrued at December 31, 1997. The bank loan and accrued interest were paid off during the quarter ended March 31, 1998 and the deferred salaries of $577,508 and deferred bonuses of $42,582 were also paid off during the first six months. Proceeds from the equity offering provided the funds to pay the liabilities referred to above.

Shareholder's equity increased to $4,488,919 at June 30, 1998 from a deficit of $1,735,586 at December 31, 1997. The increase was the net effect of the increase in equity of $6,314,986 from the initial public offering, an unrealized gain on investment securities of $62,577 and the increase in accumulated deficit due to the net loss of $153,058.

LIQUIDITY AND CAPITAL RESOURCES

The Company has operated, and expects to continue to operate, on a negative cash flow basis due to start-up expenses and length of the development cycle. Currently, the Company's primary cash requirements include covering operating deficits and development expenses related to the development, construction and fill-up of 60- unit assisted living residences. The Company had relied upon its parent, THE, and its bank lender to provide it with operating cash until the initial public offering was completed January 14, 1998.

The net proceeds of the initial public offering were used to pay off the outstanding balance under the bank line of credit, to provide $3.5 million in development working capital for the assisted living projects and for general corporate purposes. The Company anticipates that the net proceeds from the initial public offering, together with construction funds available for each facility will be sufficient to fund its operations for the next twelve months, if the Company's future operations are consistent with management's expectations. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

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

YEAR 2000

Many currently installed computer systems and software are coded to accept only two digit entries in the date code field. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty- first century dates from twentieth century dates. As a result, within the next eighteen months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The Company has developed plans to modify its computer information systems enabling proper processing of data relating to the year 2000 and beyond. Only one computer program currently in use by the Company has a problem and an upgraded version of such program is due in September 1998. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that Year 2000 issues will not have a material adverse effect on the Company.

CERTAIN ACCOUNTING CONSIDERATIONS

SFAS NO. 123

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock- based compensation arrangements. The Company adopted its Stock Incentive Plan effective January 1, 1997. On February 11, 1998, 50,000 stock options were granted at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are exercisable on July 1, 1998 and are 100% vested on that date. The options expire five years after the date of grant, or February 10, 2003. In addition, a direct grant of 400 shares of common stock, no par value, was made to the Company's outside directors.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed herein contain "forward-looking" statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

             a.   EXHIBITS:

                  27       Financial Data Schedule.*

             b. REPORTS ON FORM 8-K:

                  None.

------------------

*  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIVERSIFIED SENIOR SERVICES, INC.
                                                 Registrant


                                    By:  /S/ G. L. CLARK, JR.
Date:  August 14, 1998              G. L. Clark, Jr.
                                    ------------------------------------------
                                    Executive Vice President and
                                    Chief Financial Officer