Form 10QSB/A
period 1998-06-30
DIVERSIFIED SENIOR SERVICES INC
filed 1998-08-20
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE  ACT OF 1934.

     For the quarterly period ended     JUNE 30, 1998
                                                or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE  ACT OF 1934.

     For the transition period from ________________ to _____________________

                        Commission file number: 333-34367

                        DIVERSIFIED SENIOR SERVICES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


NORTH CAROLINA                                             56-1973923
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


915 WEST 4TH STREET, WINSTON-SALEM, NC                     27101
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code:     (336) 724-1000




Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of July 31, 1998, the Registrant had 3,300,000 shares of Common Stock, no par value, outstanding.


Transitional Small Business Disclosure Format (check one): Yes___  No  X

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 29, 1998. The following matters were voted on at the Annual Meeting:

   1) ELECTION OF DIRECTORS. The following persons were elected as directors:

                                       NUMBER OF SHARES
                                                    VOTED AGAINST
                                  VOTED FOR          OR WITHHELD
         G. L. Clark, Jr.         3,207,195             6,500
         Perry C. Craven          3,207,195             6,500

         Of the remaining three board members, two will stand for election in 1999 and one board member will stand for election in 2000.

   2) APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders ratified the appointment of The Daniel Professional Group, Inc. as independent auditors for the Company for the year 1998. There were 3,206,695 shares voted for approval; 6,000 shares voted against, 1,000 abstentions, and 86,305 shares not voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS:

              27       Financial Data Schedule.*

         b.   REPORTS ON FORM 8-K:

              None.

------------------

*  Filed previously.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIVERSIFIED SENIOR SERVICES, INC.
                                                 Registrant


                                      By: /S/ G.L. CLARK, JR.
Date:  August 20, 1998                    G. L. Clark, Jr.
                                          Executive Vice President and
                                          Chief Financial Officer