Form 10QSB
period 1998-09-30
DIVERSIFIED SENIOR SERVICES INC
filed 1998-11-12
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the quarterly period ended SEPTEMBER 30, 1998
                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________

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




Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of October 31, 1998, the Registrant had 3,300,400 shares of Common Stock, no par value, outstanding.


Transitional Small Business Disclosure Format     Yes___ No X

                        DIVERSIFIED SENIOR SERVICES, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1998


                                TABLE OF CONTENTS


                                                                            Page

PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets.................................... 3

              Consolidated Statements of Operations.......................... 4

              Statements of Changes In Shareholders' Deficit................. 5

              Consolidated Statements of Cash Flows.......................... 6

              Notes to Consolidated Financial Statements..................... 8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 12

PART II:      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................... 18

SIGNATURE PAGE............................................................... 19


                        DIVERSIFIED SENIOR SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             (UNAUDITED)

                                                             SEPTEMBER 30,       December 31,
                                                                 1998                1997
                                                          ------------------------------------

                   ASSETS
Current assets:
      Cash and cash equivalents                               $     120,189       $    78,156
      Investments held for development (Note 7)                   1,984,962              -
      Accounts receivable--trade                                    100,366            92,878
      Refundable income taxes                                         -                34,176
      Offering expenses                                               -               425,821
      Prepaid expenses                                               64,502            12,280
                                                          -------------------------------------
                                                                  2,270,019           643,311


Furniture and equipment, net (Note 4)                                93,670            56,487
Intangible assets, net                                               46,243           114,779
Development costs                                                 1,062,016           241,433
Accounts receivable--affiliates (Note 3)                          1,156,649           310,407
                                                         --------------------------------------
                                                           $      4,628,597       $ 1,366,417
                                                         ======================================

                LIABILITIES
Current liabilities:
      Accounts payable and accrued expenses                $        148,783       $   652,445
      Interest payable                                                -                33,070
      Note payable--bank (Note 5)                                     -             1,604,575
      Deferred salaries and bonuses                                 191,823           577,508
                                                        ---------------------------------------
                                                                    340,606         2,867,598

Deferred bonuses                                                      -               234,405
                                                        ---------------------------------------
                                                                    340,606         3,102,003
                                                        ---------------------------------------
      SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par, authorized 100,000,000 shares;
       178,386 issued and outstanding at June 30,
       1998 and December 31, 1997                                   891,930           891,930
Common stock, no par, authorized 100,000,000 shares;
       3,300,400 shares issued and outstanding at
       September 30, 1998 and 1,800,000 at December 31, 1997      6,315,086               100
Unrealized losses on investments (Note 7)                           (16,655)               -
Deemed distribution                                              (1,335,790)       (1,335,790)
Accumulated deficit                                              (1,566,580)       (1,291,826)
                                                        --------------------------------------
                                                                  4,287,991        (1,735,586)
                                                        --------------------------------------
                                                           $      4,628,597       $ 1,366,417
                                                        ======================================


    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               Three Months           Three Months           Nine Months            Nine Months
                                                   Ended                  Ended                 Ended                  Ended
                                               September 30,          September 30,         September 30,          September 30,
                                                    1998                   1997                 1998                   1997
                                       -------------------------------------------- ----------------------- ---------------------
Income:

     Management fees                               182,754               211,383                 590,033                648,799
     Reimbursement fees                            338,938               354,201               1,006,211              1,106,008
     Development fees                              158,500                    -                  475,506                    -
     Home care fees                                 90,197                55,855                 253,124                122,018
     Other                                          10,032                    -                   11,971                 11,659
                                       -------------------   -------------------    ---------------------   --------------------
                                                   780,421               621,439               2,336,845              1,888,484
                                       -------------------   -------------------    ---------------------   --------------------

Expenses:
     Personnel related                             701,867               705,890               2,104,945              2,216,972
     Administrative and other                      229,418                99,627                 596,653                254,867
     Depreciation and amortization                  18,174                15,515                  52,185                 47,057
                                       -------------------   -------------------    ---------------------   --------------------
                                                   949,459               821,032               2,753,783              2,518,896
                                       -------------------   -------------------    ---------------------   --------------------


Operating loss                                     169,038               199,593                 416,938                630,412
Other (income) expenses:
     Interest and other income                    (47,342)                    -                 (147,862)                   -
     Interest expense and other                      -                    44,861                   5,678                109,880
                                        ------------------   -------------------    ---------------------   --------------------
Loss before income tax benefit                     121,696               244,454                 274,754                740,292
     Income tax benefit                                 -               (76,600)                       -               (202,500)
                                       -------------------   -------------------    ---------------------   --------------------
Net loss                                    $      121,696        $     167,854           $      274,754            $   537,792
                                       ===================   ===================    =====================   ====================
Net loss per common share                   $         0.04        $        0.09           $         0.09            $      0.25
                                       ===================   ===================    =====================   ====================
Weighted average shares outstanding              3,300,000             1,800,000                3,228,840              2,116,769
                                       ===================   ===================    =====================   ====================


    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                   Unrealized
                         Preferred  Common     Preferred  Common    Gain on       Deemed         Accumulated
                          Shares    Shares      Stock      Stock   Investment   Distribution      Deficit            Total
                                                                        $
                         --------- ----------- --------- --------  ----------   ------------     ------------      ------------
Balance, January 1, 1997  $  -    $2,277,778 $  -       $   100  $    -       $(1,335,790)     $  (523,137)      $(1,858,827)
Retirement of common
 stock, June 30, 1997        -     (477,778)    -           -         -             -                 -                -
Exchange note payable
 to affiliate for
 preferred stock          178,386        -      891,930     -         -             -                 -              891,930
Net loss for the nine
 months ended
 September 30, 1997          -           -        -         -         -             -             (537,792)         (537,792)
                         ---------- ---------- --------  --------- ---------    ------------      -----------
Balance, September 30,
 1997                    $  178,386 $1,800,000 $891,930  $    100  $  -       $(1,335,790)     $(1,060,929)      $(1,504,689)
                         ========== ========== ========  ========= =========    ============   ============    =============


Balance, January 1, 1998    178,386  1,800,000  891,930       100      -       (1,335,790)      (1,291,826)       (1,735,586)
Issuance of common stock         -   1,500,400     -    6,314,986      -             -                 -           6,314,986
Unrealized losses on
 investments                     -       -         -         -      (16,655)         -                 -             (16,655)
Net loss for the nine months
 ended September 30, 1998        -       -         -         -          -            -           (274,754)          (274,754)
                          --------- ---------- -------- ---------- ---------    -------------    ------------    ------------
Balance, September 30,
 1998                     $ 178,386 $3,300,400 $891,930 $6,315,086 $(16,655)  $(1,335,790)    $(1,566,580)       $ 4,287,991
                          =========  ========= ======== ========== =========    ============= ===============   ============



    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                  Three Months    Three Months    Nine Months     Nine Months
                                                                     Ended           Ended           Ended           Ended
                                                                 September 30,   September 30,    September 30,   September 30,
                                                                      1998            1997            1998            1997
                                                                 -------------   -------------    -------------   --------------
Operating activities:
Net loss                                                         $   (121,696)    $  (167,854)    $    (274,754)   $    (537,792)
Adjustments to reconcile net loss to net
 cash used by operating activities:
   Depreciation and amortization                                       18,174          15,515            52,185           47,057
   Gain on sale of management contracts                                (7,700)            -              (7,700)             -
   Changes in operating assets and liabilities:
     Accounts receivable                                               29,356         (22,897)           (7,488)         (24,869)
     Prepaid expenses                                                   3,257          (3,914)          (18,046)           3,668
     Accounts payable, trade                                            1,723          21,367           (33,498)           3,000
     Accounts payable, affiliates                                    (148,897)        (58,182)         (446,698)        (158,173)
     Interest payable                                                 -                16,096           (33,070)          20,995
     Deferred salaries and bonuses                                    -                89,124          (620,090)         299,268
                                                              ----------------   -------------    --------------   --------------
        Total adjustments                                            (104,087)         57,109        (1,114,405)         190,946
                                                              ----------------   -------------    --------------   ---------------
  Net cash used by operating activities                              (225,783)       (110,745)       (1,389,159)        (346,846)
                                                              ----------------   -------------    --------------   ---------------
Investing activities:
   (Increase) decrease in investments held for development            737,542             -          (2,001,617)             -
   Purchase of furniture and equipment                                (17,163)            -             (73,406)             -
   Development costs paid                                            (394,445)        (22,974)         (818,647)          (44,726)
   Sale of management contracts                                        61,851             -              61,851              -
   Other                                                                -                 -             (50,520)           20,250
                                                              ----------------   -------------    --------------   ---------------
   Net cash provided (used) by investing activities                   387,785         (22,974)       (2,882,339)          (24,476)
                                                              ----------------   -------------    --------------   ----------------

 Financing activities:
    (Repayment of) proceeds from borrowings                            -              252,349        (1,729,575)          538,554
    Proceeds from issuance of common stock, net                        -                  -           6,442,650              -
    Offering expenses prepaid                                          -             (120,032)             -             (120,032)
    Advances and repayments to affiliates                            (219,699)        182,222          (601,818)          110,251
    Advances and repayments from affiliates                            -             (171,051)          202,274          (161,251)
                                                              ----------------   -------------    --------------    ---------------
    Net cash provided (used) by financing activities                 (219,699)        143,488         4,313,531             367,522
                                                              ----------------   -------------    --------------    ---------------

Net increase (decrease) in cash                                       (57,697)          9,769            42,033              (3,800)
Cash and cash equivalents - beginning                                 177,886          17,563            78,156              31,132
                                                              ----------------    ------------    --------------    ---------------
Cash and cash equivalents - ending                            $       120,189     $    27,332     $     120,189     $        27,332
                                                              ================    ============    ==============    ===============
Cash payments for interest                                    $        -          $    24,105     $      38,748     $        88,885
                                                              ================    ============    ==============    ===============
Cash payments for taxes                                       $        -          $     -         $       -         $         -
                                                              ================    ============    ==============    ===============

    The accompanying notes are an integral part of the financial statements.

                DIVERSIFIED SENIOR SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


     On September 30, 1997, the Company issued 178,386 shares of preferred stock to its parent in exchange for a note payable in the amount of $891,930, in a non-cash transaction as follows:


          Issuance of preferred stock                               $  891,930
          Exchange of note payable--affiliate                         (968,484)
                                                                    ------------
     Reclassification of remainder to account payable-affiliates    $  (76,554)
                                                                    ============



     The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998



NOTE 1: SELECTED DISCLOSURES

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year.

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


NOTE 2: ACCOUNTING POLICIES

INCOME RECOGNITION

     Development fee income is recognized after completion of the development cycle. Sixty percent of such fee income is recognized at commencement of construction and the remaining forty percent of such fee income is recognized when a facility receives a certificate of occupancy.

RECLASSIFICATION

     Certain items in the financial statements for 1997 have been reclassified to conform to the format presented in these financial statements.


NOTE 3: RELATED PARTY TRANSACTIONS

     The Company is developing three properties for 60-unit assisted living facilities that are currently under construction. The owner of the properties is Taylor House Enterprises, Limited ("THE"), the majority stockholder of the Company. The properties will be sold to a not for profit owner after permanent financing is completed. At September 30, 1998 development fees of $475,506 and reimburseable costs of $324,576 are payable to the Company.

                        DIVERSIFIED SENIOR SERVICES, INC.

NOTE 3: RELATED PARTY TRANSACTIONS (continued)

     From time to time, the Company advances or borrows funds from THE or other related entities. The following schedule summarizes related party activities for the nine months ended September 30, 1998 and 1997.


                                                           Due (to) from     Due (to)        Note
                                                                             from
                                                             Affiliated     THE and        Payable
                                                           Partnerships    Subsidiaries       THE          Total
                                                           -------------   ------------  ------------- -------------

Amounts due (to) from affiliates at December 31, 1996:     $    233,616    $  (36,170)   (1,096,320)  $  (898,874)
   Repayment to affiliate                                           -          33,415         -            33,415
   Computer equipment lease payment due to parent                   -          (3,636)        -            (3,636)
   Rent due to parent                                               -         (13,500)        -           (13,500)
   Accrued interest to parent                                       -         (27,191)        -           (27,191)
   Repayments to parent                                             -             -         127,836       127,836
   Advances from parent                                             -        (110,251)        -          (110,251)
   Exchange note for preferred stock                                -             -         891,930       891,930
   Reclass remaining note to account payable                        -         (76,554)       76,554           -
   Tax benefit of operating losses due from parent                  -         202,500         -           202,500
                                                           --------------   ---------- -------------- -------------
   Balance, September 30, 1997                             $    233,616      $(31,387) $      -       $   202,229
                                                           ==============   ========== ============== ==============
Amounts due (to) from affiliates at December 31, 1997:     $    233,616      $ 76,791  $      -       $   310,407
   Computer equipment lease payment due to THE                   -             (4,508)        -            (4,508)
   Rent due to THE                                               -            (24,300)        -           (24,300)
   Development fees and costs due from properties                -            800,082         -           800,082
   Repayments to THE                                             -            277,242         -           277,242
   Advances from THE                                             -           (202,274)        -          (202,274)
                                                           -------------     ---------- ------------- ------------
   Balance, September 30, 1998                             $    233,616     $ 923,033  $      -       $ 1,156,649
                                                           =============    ========== ============== ============


     There was no interest income received from related parties during the nine months ended September 30, 1998 and 1997. The amounts due from affiliates are collectible, but will not be realized until such time as certain partnerships terminate. Accounts payable to related parties bear no interest and have no scheduled repayment terms. On September 30, 1997, the Company issued 178,386 shares of preferred stock to THE in exchange for a note payable in the amount of $891,930. The remaining $76,554 was reclassified to an account payable. The interest rate on the note to THE was 8.25% per annum and interest expense of $27,191was accrued for the nine months ended September 30, 1997.


     The Company earned income from partnerships, a general partner of which is a beneficial shareholder of THE, for the nine months ended September 30, 1998 and 1997 as follows:

                                              1998             1997
                                              ----             ----

          Management fees                 $ 218,678         $ 215,067
          Reimbursement fees                415,671           418,691
          Home care fees                      9,360              -
                                          ---------         ----------
                                          $ 643,709         $ 633,758
                                          =========         ==========

At September 30, 1998, $30,303 of such fees are included in trade accounts receivable.

                        DIVERSIFIED SENIOR SERVICES, INC.

NOTE 4: FURNITURE AND EQUIPMENT

   The Company has furniture and equipment as follows:

                                           September 30,      December 31,
                                              1998              1997
                                         ----------------  -----------------

         Computer equipment              $    152,623      $      86,355
         Office furniture                      51,307             43,112
                                         ----------------  -----------------
                                              203,930            129,467
   Less accumulated depreciation             (110,260)           (72,980)
                                         ----------------  -----------------
                                         $     93,670      $       56,487
                                         ================  =================

     Depreciation expense for the nine months ended September 30, 1998 and 1997 was $37,280 and $27,589, respectively.



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

       Gross proceeds (1,500,000 shares at $5.00 per share)        $  7,500,000
       Offering expenses paid during 1998                            (1,057,350)
                                                                   -------------
                                                                      6,442,650
       Offering expenses paid prior to December 31, 1997               (127,664)
                                                                   -------------
       Net proceeds from offering                                     6,314,986
                                                                   -------------

       Use of proceeds:
         Repayment of bank loan and accrued interest                 (1,637,645)
         Payment of deferred salaries and bonuses                      (602,090)
         Investments held for development                            (3,500,000)
                                                                   -------------
                                                                     (5,739,735)
                                                                   -------------
       Remainder to be used for general corporate purposes         $    575,251
                                                                   =============


                        DIVERSIFIED SENIOR SERVICES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE 7: INVESTMENTS HELD FOR DEVELOPMENT

     The Company's investments held for development are invested in government and corporate bond mutual funds and are held for the development and construction of assisted living facilities. These investments are classified as available for sale, and, accordingly, unrealized losses of $16,655 at September 30, 1998 have been recorded in equity. The carrying value of the funds were based on current market prices at the statement date.

NOTE 8: DEVELOPMENT INCOME

     The Company has commenced work on three of its 60-unit assisted living facilities. These facilities are located in Mocksville, Hamlet and Rocky Mount, North Carolina. For the nine months ended September 30, 1998 in accordance with its management and development agreement with the North Carolina Housing Foundation, the Company recognized approximately 60% of the development fee totaling $475,506.

NOTE 9: PROVISION FOR INCOME TAXES

     On January 14, 1998 DSS and RPM ceased to be a subsidiary of THE for federal income tax purposes. An income tax benefit is not recorded since the loss for 1998 can only be carried forward and applied to future taxable income of DSS and RPM.

NOTE 10: SUBSEQUENT EVENTS

     On October 6, 1998 a subsidiary of THE purchased an assisted living facility in South Boston, Virginia that was completed and certified for occupancy in April 1998. The Company has agreed to manage the property and to provide working capital to cover operating deficits during rent up prior to permanent financing. The Company is pursuing permanent financing which will involve the transfer of ownership to a not for profit. The permanent financing will refund the advances made by the Company and provide for working capital for the property.

     On October 1, 1998, Meadowbrook of North Carolina, Inc. and the Company jointly agreed to indefinitely postpone the proposed joint venture between the two companies. Regardless of when the joint venture discussions resume, the Company intends to write off the costs associated with the joint venture as soon as the costs can be accurately estimated.

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

In July 1996, THE exchanged all of the stock of its wholly owned subsidiary Residential Properties Management, Inc. ("RPM") for 2,277,678 shares of DSS. RPM was formed in March 1989 to manage government subsidized multi- family and elderly residential rental apartments. Effective June 30, 1997, THE returned 477,778 shares of common stock to DSS which DSS retired leaving 1,800,000 shares of common stock issued and outstanding. On January 14, 1998, DSS completed its initial public offering of 1,500,000 shares of common stock at $5.00 per share for a total of $7,500,000. On February 16, 1998, the Company formed a wholly-owned subsidiary, DSS Funding ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the assisted living facilities which the Company develops for its third party owners. Beginning July 1, 1996, the financial statements of DSS are consolidated statements of DSS and RPM and beginning February 16, 1998, DSSF is included in the consolidated statements. On July 22, 1998, the Company formed a wholly-owned subsidiary, Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, for the purpose of conducting development and management of assisted living facilities in the state of Virginia. Beginning July 22, 1998, DSSVA is included in the consolidated statements.

The Company anticipates a moderate growth in the number of apartment units for elderly residents managed and also expects that income will increase due to inflationary effects on rents. All personnel located at the apartments who manage the apartments and perform maintenance are employees of the Company. However, the apartment complexes reimburse the Company for the services of the on site personnel. The Company anticipates a moderate growth in reimbursement income as a result of increases in salaries of on site personnel and an increase in the number of apartment complexes under management.

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

The Company is in the process of developing 60 unit assisted living residences in North Carolina and 30 unit residences for the elderly throughout the Southeast. As of October 27, 1998, the Company had three 60-unit residences in the construction process, and an additional six sites approved under the state's moratorium on new assisted living facilities. The Company expects to start construction on two more sites in 1998 and to start construction on the remaining sites in 1999 depending upon obtaining construction and permanent financing. The construction process is estimated to be nine to twelve months. The Company began managing an assisted living property for an affiliated owner in October. The property, located in South Boston, Virginia, is licensed for up to 64 residents but configured for 43 residents. It was completed in April, 1998. The Company will provide working capital to cover operating deficits while the Company is pursuing permanent financing. The permanent financing involves a transfer of ownership to a not for profit and provides for repayment of the working capital advances made by the Company. With respect to the 30 unit residences, the Company has seven sites under control, all of which have positive feasibility. The sites are in Virginia, South Carolina and North Carolina. Once construction of residences is completed, the Company will begin to recognize management fee income for those properties. Management believes that in the near future the development and management of assisted living facilities and residences for the elderly will provide the vast majority of the Company's revenues and profits.

Most of the operating expenses of the Company are related to the personnel directly performing the management services and the corporate management staff. Between 70% and 90% of the expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses that support the activities of the personnel such as travel, rent, telephone and office expenses. Since the Company's inception, the operating staff increases have been due primarily to the entrance of the Company into the home care business. However, the corporate staff has grown over that same period of time because of the need to have adequate personnel in place to develop the assisted living residences. Management expects that expenses associated with operating personnel will continue to increase significantly as the Company expands, but management does not expect to increase the number of corporate staff significantly during the next several years.

Certain development expenses are paid by the Company as incurred. The expenses are capitalized and either expensed when development income is recognized, reimbursed when a property is completed and permanently financed, or written off when a site is abandoned.

DSS, RPM and DSSF are incorporated in North Carolina, and DSSVA is incorporated in Virginia and, as C corporations, file their federal income tax returns as part of a consolidated group. Prior to the initial public offering, DSS and RPM filed their federal income tax returns as part of THE's consolidated group. An income tax benefit has been recorded in 1996 and 1997 since the losses of DSS and RPM can be applied to income in THE's consolidated group. DSS, RPM and DSSF file separate state returns since North Carolina income tax regulations do not permit filing consolidated returns.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997.

INCOME
Total income increased $448,361 to $2,336,845 for the nine months ended September 30, 1998 from $1,888,484 for the nine months ended September 30, 1997. Total income increased $158,982 to $780,421 for the three months ended September 30, 1998 from $621,439 for the three months ended September 30, 1997. The increases were primarily due to development fees recognized in the second and third quarters and an increase in home care income, while management fees and reimbursement income decreased.

MANAGEMENT FEES. Management fees decreased $58,766 to $590,033 for the nine months ended September 30, 1998 from $648,799 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, management fees decreased $28,629 to $182,754 compared to $211,383 for the three months ended September 30, 1997. The Company stopped managing two large non-elderly apartment properties that did not fit into the long term goals of the Company. Management fees from these properties were included in 1997 fees, but not in 1998 fees. On July 31, 1998 the Company sold the management rights for 361 units, primarily multi-family, which generated management fees of approximately $10,500 per month. The Company expects growth in fee income as it begins to manage assisted living facilities and additional apartments.

REIMBURSEMENT INCOME. Reimbursement income decreased $99,797, to $1,006,211 for the nine months ended September 30, 1998 from $1,106,008 for the nine months ended September 30, 1997. Reimbursement income was $338,938 and $354,201 for the three months ended September 30, 1998 and 1997, respectively. The decreases were the result of having fewer employees at the sites and no longer managing the two large, non-elderly sites mentioned above in 1998. The 361 units which the Company disposed of also generated approximately $12,000 monthly in reimbursement income. The Company expects increases in reimbursement income as the number of properties under management increases.

DEVELOPMENT FEES. Development fees of $475,506 were recognized for the nine months ended September 30, 1998. The income is 60% of the development fees of three 60 unit facilities with construction starts during the second and third quarters. The Company expects development fee income to increase as the 60 unit and 30 unit properties begin to roll out.

HOME CARE FEES. Home care fees increased $131,106, to $253,124 for the nine months ended September 30, 1998 from $122,018 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, home care fees increased $34,342 to $90,197 compared to $55,855 for the three months ended September 30, 1997. The Company increased the hours charged by increasing the number of individuals served. The Company provides care for residents of the apartments for the elderly managed by the Company and for others. The Company expects moderate growth over time in home care fees.

OPERATING EXPENSES

Operating expenses increased $234,887 to $2,753,783 for the nine months ended September 30, 1998 from $2,518,896 for the nine months ended September 30, 1997. For the three months ended September 30, 1998 and 1997, operating expenses were $949,459 and 821,032, respectively. Personnel related expenses decreased, while administrative expenses increased; the net change for both periods was an increase.

PERSONNEL EXPENSE. Personnel expense decreased $112,027 to $2,104,945 for the nine months ended September 30, 1998 from $2,216,972 for the nine months ended September 30, 1997. Personnel expense decreased slightly for the three months ended September 30, 1998 compared to 1997. Site related personnel expense decreased $99,797 for the nine months due to having fewer employees on site and no longer managing the two non-elderly apartment sites and the 361 units, whose management rights were sold July 31, 1998, as mentioned above. There were increases in both the number of corporate personnel and their rate of pay in 1998 compared to 1997; however, due to increased development activity, certain salaries for development personnel were capitalized to the specific property upon which the personnel worked. Those salaries will be charged to development expense as development fee income is recognized or written off if a property is abandoned. The Company expects increases in personnel expense in future periods due to increased management activity.

ADMINISTRATION AND OTHER EXPENSES. Administration and other expenses increased $341,786 to $596,653 for the nine months ended September 30, 1998 from $254,867 for the nine months ended September 30, 1997. For the three months ended September 30, 1998 and 1997, administration and other expenses were $229,418 and 99,627, respectively. The increases reflect increased activity in home care, the assisted living development activity, and expenses related to operating the public company. The Company expects further increases in administrative expenses as the number of assisted living properties managed increases.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased slightly for the three and nine months ended September 30, 1998 compared to the same periods of 1997. The Company expects modest increases in depreciation expense due to the purchase of office furniture and equipment used by management personnel.

OTHER INCOME AND EXPENSES. Interest expense of $5,678 and $109,880 was incurred in the nine months ended September 30, 1998 and the nine months ended September 30, 1997, respectively. The Company incurred interest and other expense of $44,861 for the three months ended September 30, 1997. The interest expense was incurred on a bank loan which was paid off with proceeds from the equity offering completed in January 1998. The Company earned $147,862 and $47,342 in interest income from cash and cash equivalents during the nine and three months ended September 30, 1998, respectively, and had an unrealized loss of $16,655 on funds held for development. The Company does not expect to have either material interest income or expense in future periods.

INCOME TAX BENEFIT. The Company did not record an income tax benefit in the nine months ended September 30, 1998 since the losses of the Company can only be carried forward and applied to future income of the Company. In the three and nine months ended September 30, 1997, DSS recorded a tax benefit of $76,600 and $202,500, respectively, since the losses of DSS and its subsidiary were used to reduce prior period income of the parent and its consolidated group. Due to the public company status of DSS, the Company and its subsidiaries were no longer consolidated with THE for federal income tax purposes effective January 14, 1998.

NET LOSS. The net loss decreased $263,038 to $274,754 ($.09 per share) for the nine months ended September 30, 1998 from $537,792 ($.25 per share) for the nine months ended September 30, 1997. The decrease was due to the net effect of a decrease in operating loss of $213,474, an increase in interest income of $147,862, a decrease in interest expense of $104,202 and a decrease in the income tax benefit of $202,500, as described above. For the three months ended September 30, 1998 and 1997, net loss was $121,696 ($.04 per share) and 167,854 ($.09 per share), respectively. The decrease was due to the net effect of a decrease in operating loss of $30,555, an increase of interest income of $47,342, a decrease in interest and other expense of $44,861 and a decrease in the income tax benefit of $76,600. The Company expects to break even or have operating losses until properties currently being developed are completed and fully occupied.


FINANCIAL CONDITION

SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31, 1997

The Company had current assets of $2,270,019 on September 30, 1998 and $643,311 on December 31, 1997. The primary current asset on December 31, 1997 was offering expenses of $425,821 which were incurred to prepare for the offering of common stock completed during the quarter ended March 31, 1998. After completion of the offering, these expenses were charged to equity. Also following the completion of the offering, the Company had approximately $3.5 million to use in the development of assisted living properties. On September 30, 1998 the balance was $1,984,962, due to the Company's increased development activity. Accounts receivable increased from $92,878 to $100,366 due to increased activity in home care and prepaid expenses increased from $12,280 to $64,502 due primarily to the payment of directors and officers insurance premiums.

Furniture and equipment net of depreciation increased to $93,670 from $56,487 due to purchases of computer equipment for corporate personnel of $74,463. Depreciation expense for the nine months ended September 30, 1998 was $37,280. Intangible assets net of amortization decreased from $114,779 to $46,243 due to the July 31, 1998 sale of management rights and amortization expense.

Development costs increased to $1,062,016 at September 30, 1998 from $241,433 at December 31, 1997 due to continuing development activities with respect to assisted living residences and residences with services. Development costs will either be recouped with the successful completion of a property or written off if a site is abandoned.

Accounts receivable-affiliates increased to $1,156,649 at September 30, 1998 from $310,407 at December 31, 1997. The increase is primarily due to development fees and reimburseable costs owed to the Company as referenced in Note 3 of the accompanying financial statements, and the net effect of transactions between DSS and the majority stockholder, including the tax benefit to THE's operating losses in 1997.

Total liabilities decreased $2,761,397 to $340,606 at September 30, 1998 from $3,102,003 at December 31, 1997. Accounts payable and accrued expenses decreased to $148,783 from $652,445 primarily due to the payment of offering expenses that were accrued at December 31, 1997. The bank loan and accrued interest were paid off during the quarter ended March 31, 1998 and the deferred salaries of $577,508 and deferred bonuses of $42,582 were also paid off during the first six months. Proceeds from the equity offering provided the funds to pay the liabilities referred to above.

Shareholder's equity increased to $4,287,991 at September 30, 1998 from a deficit of $1,735,586 at December 31, 1997. The increase was the net effect of the increase in common stock net of issue costs of $6,314,986 from the initial public offering, an unrealized loss on investment securities of $16,655 and the increase in accumulated deficit due to the net loss of $274,754.

LIQUIDITY AND CAPITAL RESOURCES

The Company has operated, and expects to continue to operate, on a negative cash flow basis due to start-up expenses and length of the development cycle. Currently, the Company's primary cash requirements include covering operating deficits and development expenses related to the development, construction and fill-up of 60 unit assisted living residences and 30 unit residences with services. The Company had relied upon its parent, THE, and its bank lender to provide it with operating cash until the initial public offering was completed January 14, 1998.

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

YEAR 2000

Many currently installed computer systems and software are coded to accept only two digit entries in the date code filed. Beginning the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next eighteen months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The Company has developed plans to modify its computer information systems enabling proper processing of data relating to the year 2000 and beyond. All computer programs currently in use by the Company have been upgraded to be Year 2000 compliant. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that Year 2000 issues will not have a material adverse effect on the Company.

CERTAIN ACCOUNTING CONSIDERATIONS

SFAS NO. 123

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value- based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The Company adopted its Stock Incentive Plan effective January 1, 1997. On February 11, 1998, 47,000 stock options were granted at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are exercisable on July 1, 1998 and are 100% vested on that date. The options expire five years after the date of grant, or February 10, 2003. During the third quarter, 95,000 warrants and options were granted at an exercise price ranging from $6.00 to $9.00, having exercisable dates ranging from July 1, 1999 to July 1, 2001. In addition, a direct grant of 400 shares of common stock, no par value was made to the Company's outside directors.

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits

                27  Financial Data Schedule.*

           b.   Reports on Form 8-K

                None.

------------------

*  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DIVERSIFIED SENIOR SERVICES, INC.
                                            REGISTRANT


                                     By: /S/ G. L. CLARK, JR.
                                        -------------------------
Date:  November 11, 1998                G. L. Clark, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer