Form 10KSB
period 1998-12-31
DIVERSIFIED SENIOR SERVICES INC
filed 1999-03-31
CIK 1042323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
    For the fiscal year ended     DECEMBER 31, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _____________________ to ________________________

                       Commission file number : 000-23321

                        DIVERSIFIED SENIOR SERVICES, INC.
        (Exact name of Small Business Issuer as specified in its charter)

NORTH CAROLINA                                                  56-1973923
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

915 WEST 4TH STREET, WINSTON-SALEM, NC                           27101
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (336) 724-1000
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:   None


Securities registered pursuant to Section 12(g)
of the Act:                                          Common Stock, no par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $4,593,810.

As of March 30, 1999, the registrant had 3,301,400 shares of Common Stock outstanding.

Registrant's revenues for the fiscal year ended December 31, 1998 were $3,644,157.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to be best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form KSB. [X]

Transitional Small Business Disclosure Format          Yes___            No X


                      DOCUMENTS INCORPORATED BY REFERENCE

     The definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Shareholders to be held in 1999 (the "1999 Proxy Statement") is incorporated by reference into Part III of this Form 10-KSB.

                                     PART I


          THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARDING-LOOKING STATEMENTS WITHIN THE MEANING OF THAT TERM IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE ACT) (SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934). ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES EXCHANGE COMMISSION, PRESS RELEASES OR OTHERWISE. STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE ACT. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUE, INCOME OR LOSS AND CAPITAL EXPENDITURES, STATEMENTS REGARDING FUTURE OPERATIONS, FINANCING NEEDS, ANTICIPATED COMPLIANCE WITH THE FINANCIAL COVENANTS IN LOAN AGREEMENTS, PLANS FOR ACQUISITION OR SALE OF ASSETS OR BUSINESSES AND CONSOLIDATION OF OPERATIONS OF NEWLY ACQUIRED BUSINESSES, AND PLANS RELATING TO PRODUCTS OR SERVICES OF THE COMPANY, ASSESSMENTS OF MATERIALITY, PREDICTIONS OF FUTURE EVENTS AND THE EFFECTS OF PENDING AND POSSIBLE LITIGATION, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. IN ADDITION, WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "INTENDS," "PLANS" AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

          FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED BASED ON CURRENT EXPECTATIONS. CONSEQUENTLY, FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, OTHER FILINGS, PRESS RELEASES OR OTHERWISE. STATEMENTS IN THIS ANNUAL REPORT, PARTICULARLY IN "ITEM
1. DESCRIPTION OF BUSINESS," "ITEM 3. LEGAL PROCEEDINGS", THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE CERTAIN FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. OTHER FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, UNANTICIPATED DEVELOPMENTS IN ANY ONE OR MORE OF THE FOLLOWING
AREAS: ENVIRONMENTAL ISSUES, GOVERNMENT REGULATIONS, LABOR COSTS, LIABILITY AND INSURANCE, PENDING OR THREATENED LITIGATION AND INVESTIGATIONS, THE DEPENDENCE ON KEY PERSONNEL, THE OPERATION OF MANAGEMENT INFORMATION AND COMPUTER SYSTEMS AT THE COMPANY'S CUSTOMERS AND VENDORS, ESPECIALLY AS IT RELATES TO THE YEAR 2000 ISSUE, AND OTHER RISKS FACTORS WHICH MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

          READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATIONS TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNEXPECTED EVENTS.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

          Diversified Senior Services, Inc. (the "Company") was founded to focus on the development and management of low and moderate income senior housing and assisted living facilities. Management believes that there is a growing demand for senior housing developed for the low and moderate income frail elderly, specifically in the Company's targeted areas of smaller cities and towns throughout the Midatlantic and Southeast. Although the Company has been operating for less than three years, through affiliates of the Company, senior management has over 20 years of experience in developing and operating housing specifically designed for this target population with a concentration in Eastern North Carolina.

          The Company was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("THE") and began operations in July 1996 when THE exchanged all of the stock of its wholly owned subsidiary Residential Properties Management ("RPM") for Company common stock. THE is a privately-held corporation controlled by the Company's senior management. RPM was formed in 1989 to manage low and moderate income housing developed by RPM affiliates. Diversified completed its initial public offering in January 1998 and is quoted under the symbol DISS on the Nasdaq Small Cap Market.

          In August 1996, the Company started a licensed home care agency in Raleigh, North Carolina providing personal care services to supplement the services provided at its concentration of senior housing properties located in Eastern North Carolina. In addition, the Company began development of its 60-unit assisted living prototype, explored strategic alliances with nonprofit organizations with interest in providing quality assisted living facilities for the low and moderate income frail elderly and began locating sites for future development. These activities continued during 1998 with the addition of a 30-unit independent senior housing product.

          The Company began construction on five 60-unit assisted living residences and two 30-unit senior housing residences during 1998. Construction of 60-unit facilities located in Mocksville and Hamlet North Carolina is expected to be completed in May 1999. Completion of 60-unit facilities in Cherryville, Rocky Mount and Goldsboro North Carolina is expected by the end of 1999. The first 30-door residences in Pittsboro and Kinston North Carolina are scheduled to open in the fall of 1999.

          In October 1998 the Company began managing an assisted living property in South Boston, Virginia for an affiliated owner. The property, completed in April 1998, is licensed for up to 64 residents but is configured for 43 residents.

          In addition to the properties described above, at December 31, 1998, the Company's development pipeline included four additional 60-unit sites and five additional 30-unit sites under Company control and with positive feasibility studies. The Company has identified sites in nine additional markets with positive feasibility studies completed. The Company is also exploring the conversion to assisted living of two residential floors in one existing subsidized senior housing complex managed by the Company.

          It is anticipated that of the seven properties currently under construction, four will be owned by a nonprofit organization which will purchase the properties using tax-exempt bond or FHA-insured financing. Prior to the closing of the applicable financing, the properties are owned by THE. The remaining three properties will continue to be owned by THE and operated by the Company until operations are stabilized. THE is providing the Company with off-balance sheet financing for these properties, commonly referred to as "black box" financing. However, unlike other black box arrangements, THE does not expect to profit from the financing arrangement, except from the benefits of tax deferral during development and fill-up. The Company has the right to purchase the residences at THE's effective cost, which cannot exceed fair market value.

          As of December 31, 1998, the Company manages 51 residences, consisting of approximately 2,079 units located in four states, North Carolina, Pennsylvania, Virginia and West Virginia. Management contracts covering these units have initial terms of one to three years, with varying renewal provisions. The Company controls 16 facilities, representing approximately 869 units, through direct ownership of management rights and through control of management rights by an affiliate. Currently management fees provide the majority of the Company's revenues. The Company also provides approximately 1,300 hours of home care services per month.

          The Company intends to grow through internal development of facilities and through acquisitions. The Company's internal growth program will be focused on developing and operating 60-unit assisted living facilities and 30-unit independent senior housing residences. In addition to developing these new facilities, the Company will consider acquiring a number of facilities that it currently operates, but does not own and acquiring existing senior housing properties and assisted living facilities, or the lease rights to them, from independent third parties. It is management's intention to cluster all of these facilities in order to capture the benefits of scale. The Company expects its future senior housing residences to serve as the foundation to provide a continuum of care for low to moderate income senior citizens.

          The Company specializes in creating affordable community living alternatives for seniors with fixed incomes. The goal is to offer a continuum of senior living arrangements: apartments managed specifically for the housing needs of elderly persons; enhanced housing providing additional services for convenient, worry free living; and, finally, assisted living residences when a greater level of support is necessary.

          The Company's 30-unit independent living residences, known as "Somerset House," provide residents 24-hour security and emergency call system, housekeeping, linen service, nutritious meals and activities. Each Somerset House is designed as a large house compatible in style with, and situated in, a small town, residential neighborhood in close proximity to community resources such as churches and the public library. Each house is limited to 30 private apartments to assure a warm, home-like atmosphere. Each apartment has a bedroom area, a living area, a Pullman style kitchen and a private bath.

          The Company's 60-unit assisted living residences, known as "Somerset Court," supplement the services provided in an independent setting by providing personal care services, including medication monitoring, dressing, grooming, mobility, home management and case management. Somerset Courts provide a comfortable home-like environment with a range of common areas to accommodate both large gatherings and small, more intimate groups. Each resident has a furnished, fully carpeted living area with separate entrance and temperature control.

          The Company has applied for trademark protection for both its Somerset House and Somerset Court service marks.

ORGANIZATION

          The Company is organized into two divisions: (i) developing and acquiring assisted living facilities and senior housing residences and (ii) managing assisted living facilities, senior housing residences and apartments, primarily for the elderly.

DEVELOPMENT DIVISION

          The Company has designed a 60-unit prototype assisted living residence for development primarily in communities with a population under 75,000 and a 30-unit senior housing residence prototype with services for development primarily in smaller communities with approximately 600 individuals in the targeted population within the determined market area. The targeted resident for the 60-unit residence is a low-to-moderate income, frail elderly individual with moderate income equaling the area median income, and low income beginning at approximately 50% of median income. The target resident for the 30-unit residence is a moderate income, elderly individual who wants the security and convenience of non-personal care services (meals, housekeeping, linen service, 24 hour security and social interaction). Based on its own industry surveys, the Company believes that there are currently few competitors who have targeted the Company's demographic and regional market: the low-to-moderate income frail elderly population of the Midatlantic and Southeast, especially in rural areas. Generally, the Company will target specific geographic areas where the only existing competition is old style rest homes, home care and nursing homes.

          The Company breaks down development of assisted living and senior housing facilities into three major phases as follows: (a) development consisting of town and site selection, marketing and environmental studies, acquiring local permits, obtaining financing and construction contracts (4 to 6 months); (b) construction (9 to 12 months); and (c) fill-up (3 to 9 months). The Company intends to utilize both corporate and on-site marketing teams and anticipates a period of 3 to 9 months to fill-up a location. With respect to the 60-unit prototype, management anticipates some private pay residents, but intends to develop properties that can be profitable with only public pay residents.

          As of December 31, 1998, the Company has seven facilities under construction, nine sites under development and nine sites identified in markets with positive feasibility studies completed. These sites are located in North Carolina, South Carolina and Virginia. The Company intends to maintain a geographic focus in North Carolina for its 60-unit assisted living facilities, developing approximately two to four facilities at a time. The Company will focus on smaller communities in North Carolina, South Carolina and Virginia for the 30-unit senior housing residence, which will not currently qualify for public assistance. In the future, the Company plans to advance into surrounding states, maintaining the same focus on small to mid-sized communities with a relatively large low and moderate income elderly population. Turnkey costs, including all development fees to the Company, for the 60-unit prototype are estimated to average $3,123,000 for the first five projects and $2,906,000 for the first eight 30-unit residences.

          The Company has entered into two development agreements with a non-profit housing entity that provide for the development of newly constructed assisted living residences. One agreement relates to tax exempt bond financed properties and the other agreement relates to FHA-insured financed properties. Once a potential site is located, feasibility and due diligence are completed; the prospective non-profit owner will make a final commitment to the site, subject to financing. The Company is entitled to a base development fee equal to 10% of total development costs, less the development fee. The Company may receive an additional 5% development fee for a total maximum fee of 15% of development costs, based on achieving certain performance goals and cost efficiencies.

          The Company's approach to individual markets for potential development is centered on senior management's long-term experience with mid-size and rural markets. Consequently, the Company performs thorough internal market analysis at the beginning of the site acquisition process. This internal work is then carefully reassessed by a third party market study just prior to entering into a formal commitment to the development, which typically takes place when the site is acquired and construction commences. Management believes that this approach provides the safest way to ensure a feasible development in a timely and cost efficient manner.

          The Company currently manages several subsidized apartment complexes for low and moderate income elderly individuals, which meet many of the physical requirements of a licensed assisted living facility. The facilities have wide hallways, communal dining rooms, kitchens, laundry facilities, activity rooms and other common areas available for use by residents. The Company is currently working closely with its architect and the North Carolina Division of Facility Services regarding the potential conversion of two floors of an existing apartment complex to licensed assisted living.

MANAGEMENT DIVISION

          Affiliates of the Company have been in the business of developing and managing senior housing for more than 20 years. Of the 51 residences currently managed by the Company, the Company controls 16, representing 869 units, either through the direct ownership of management rights or through ownership by an affiliated entity. The remaining 35 complexes, representing 1,210 units, are owned by third parties. Approximately 31% of the complexes are owned by non-profit organizations.

          The Company manages housing in North Carolina, Pennsylvania, Virginia and West Virginia. Generally the managed properties receive government subsidies through favorable financing and/or direct rent contributions under programs administered by Housing and Urban Development ("HUD") or Rural Development ("RD," formerly the Farmer's Home Administration). Management fees for government assisted housing are frequently higher than fees for management of conventional apartments because of the added layers of paperwork required to comply with government programs. The Company typically receives a percentage of rent revenues ranging from 6% to 8% or a flat monthly fee for occupied units. In addition, the Company receives a stated monthly bookkeeping fee for all HUD properties it manages. The management agreements are approved by the applicable government agency and are relatively standardized. The initial term of a HUD management contract is two years with one-year renewals thereafter. A typical RD management contract has a three-year term and must be executed every three years. The Company's conventional and assisted living management contracts have initial terms of one to five years, with varying renewal provisions. The Company's history of contract renewal has been excellent.

          All developed assisted living and senior housing residences will be managed either under a management contract, cancelable only under very specific conditions, or pursuant to a lease between the owner and a single purpose wholly-owned subsidiary of the Company formed specifically for the project. The term of the management contract or lease will be for a minimum of three years, with renewals for a minimum of three years. In addition, the Company will have a right of first refusal to purchase any project.

          Management views assisted living and senior housing operations as a combination of home care services and real estate management services, both current operations of the Company. Thus, this division will combine these two skills in buildings that the Company will have developed and financed specifically for the low and moderate income, frail elderly market. The Company is currently providing home care services to low and moderate income frail elderly residents at 10 of the apartment complexes that it manages as well as in private homes. These home care services are funded by state Medicaid programs as well as private payors. The home care services provided by the Company include assistance with medication monitoring, dressing, grooming, personal hygiene, mobility, home management, chorework and case management. It is the Company's intention to continue to offer personal care services to its residents either through its own staff, when economically prudent, or through quality third party operators.

          Because many of the initial assisted living residences will be in close proximity to existing apartment complexes managed by the Company, management believes that through the sharing of certain personnel, mostly maintenance and property staff, operating costs will be lowered. An additional, very important benefit from the Company's experience managing low and moderate income elderly properties is that it gives management excellent operating histories to use as comparisons for the assisted living and senior housing residences. However, perhaps most important for cross-marketing purposes, through its apartment management division the Company has established relationships with over a 1,000 low and moderate income elderly residents. These relationships give the Company a unique platform from which to further its assisted living operations.

COMPETITION

          The assisted living industry is highly competitive, fragmented, characterized by numerous small operators but also with large, public, well-financed competitors. The scope of assisted living services varies substantially from one operator to another and with the requirements of one state to another. The Company believes that residential style assisted living offers an attractive approach to providing residential and personal care services for the elderly, particularly in light of (i) the increased emphasis by both federal and state governments on containing costs; (ii) limitations imposed in many states on the construction of additional skilled nursing facilities, which have generally increased the level of care provided in such facilities and forced less acute elderly to seek alternative care arrangements; and (iii) the decreasing viability of family care. The primary consumers of assisted living and senior housing residences are persons over the age of 65.

          The competition in managing subsidized housing for the elderly is substantial with competition from numerous local, regional and national companies, many of which have greater financial resources than the Company. There is increasing demand for such facilities due to the increasing population of elderly in the United States. Growth in this industry is dependent upon the availability of government financing and subsidies which are currently being restricted and undergoing reassessment and change. The Company does not anticipate substantial near-term growth in this part of its business and is not dependent on such growth for future profitability. Management of the Company has over twenty years experience in subsidized housing and extensive experience interacting with governmental agencies, so the Company should be positioned to take advantage of this business if and when conditions change.

REGULATORY MATTERS

          The assisted living operations of the Company are subject to substantial regulation by federal, state and local governmental agencies. Assisted living facilities are generally subject to less regulation than other licensed health care providers are, but more regulation than standard congregate care or independent living facilities. However, the Company anticipates that the states and the federal government will impose additional regulations and licensing requirements. Currently, North Carolina requires licenses to provide the assisted living services provided by the Company but not a certificate of need. In August 1997, the North Carolina General Assembly enacted a twelve-month moratorium on newly licensed beds while licensure procedures are studied to determine whether the existing licensure procedures need to be modified. In 1998 the moratorium was extended for another twelve months. It is anticipated that the moratorium will result in stricter licensure procedures in North Carolina. The Company has received confirmation from the Division of Facilities Services that its nine feasible sites are exempt from the moratorium.

          North Carolina also has regulations applicable to facilities that are not technically assisted living providers but still offer substantially similar services. The regulations primarily require a notice filing with the state and are intended to assure that residents are given sufficient information to choose providers of personal care services that the facility is not licensed to provide. Although the Company does not believe its 30-unit senior housing residence is subject to this regulation, the Company may elect to register its 30-unit facilities until the applicability of the regulation is clarified.

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

          The North Carolina assisted living facilities are anticipated to derive a substantial portion of their revenues from the Division of Social Services ("DSS") and the Division of Medical Assistance ("DMA"), both under the North Carolina Department of Health and Human Services. DSS administers the state program for Special Assistance for Adults ("SA"), and DMA administers the Medicaid program including the reimbursement to assisted living facilities for personal care assistance ("ACH/PC"). In general, persons with incomes under $12,058 per year are eligible to receive payments under SA and ACH/PC. DSS applies a sliding scale to determine the percentage of SA it will pay, with the resident being responsible for any remaining portion.

          The North Carolina General Assembly sets the SA and ACH/PC rates. Effective October 1, 1998, the basic SA rate was set at $956 per month and the basic ACH/PC rate was set at $9.15 per day. For residents that require a higher level of care and are deemed to be "enhanced care" residents the ACH/PC rate paid in addition to basic SA is as follows:

Extra assistance with eating                                 $18.12 per day
Extra assistance with toileting                              $12.35 per day
Extra assistance with eating and toileting                   $21.35 per day

"Enhanced care" residents are those who need extensive assistance or are totally dependent on other persons for eating, toileting or both.

          Finally, an allowance of $ .50 per day is paid by Medicaid to fund medically related resident transportation.

          Subsidized apartments are also subject to substantial regulations primarily from HUD/FHA and the Rural Development Agency, as applicable. In most states, subsidized apartments are also subject to state and local building and fire codes. Approximately 56% of the units under management are eligible for rent subsidies under Housing Assistance Payment ("HAP") contracts. The treatment of HAP contracts upon expiration is under review by the United States Congress. No current HAP contract affecting the Company's managed properties is up for renewal until 1999. The effect of the expiration of an individual property's HAP contract without renewal varies and depends on the HUD determined fair market rent for the specific market area.

          Providers of personal care services in North Carolina must obtain a license from the Division of Facility Services of the North Carolina Department of Health and Human Services. There are different levels of licensure depending on the nature of the services provided. A provider must obtain a Certificate of Need ("CON") to participate in the Medicare-funded Home Health Program, which generally entails the provision of skilled medical services and therapies. No CON is required to participate in the Medicaid funded personal care service ("PCS") program, which is available to the low income elderly in their place of residence, nor the Community Access Program ("CAP"), which provides extensive personal care and related services for the low income disabled. The Company participates in both the PCS and CAP programs. The reimbursement rate is currently $12.13 per hour. Eligible participants in the PCS program can receive up to a maximum of 80 hours of personal care services each month. Services include assistance with the basic activities of daily living, including bathing, dressing, grooming, transfers, personal hygiene, assistance with medication monitoring, maintaining a safe and clean environment, household management and simple meal preparation. The Company's personal care revenues for 1997 and 1998 were funded 90% and 48%, respectively by the Medicaid PCS program.

ENVIRONMENTAL MATTERS

          Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the cost of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The Company's activities are not anticipated to generate any environmentally controlled substance. With respect to the Company's development activities, a Phase I environmental report is obtained on all potential sites before acquisition. Although the Company is not aware of any material environmental issues affecting any property it operates, as a developer, owner and/or manager of real property environmental concerns could impact the Company's operations.

EMPLOYEES

          As of December 31, 1998, the Company had 145 employees, 54 of whom are full-time. None of the Company's employees are subject to collective bargaining agreements and none of the employees have been on strike in the past three years.


ITEM 2. DESCRIPTION OF PROPERTIES.

CORPORATE OFFICES

          The Company subleases 90% of the office and administrative building located at 915 West Fourth Street, Winston-Salem, North Carolina from THE at a monthly rent of $2,700 plus its share of property insurance and maintenance expenses. There is no written sub-lease and the base lease between THE and an independent third party has a remaining term of approximately one and one-half years.

          The Company leases office space in Raleigh, North Carolina for both a regional property team and the home care agency. The leased premises are controlled by an affiliate and there is no written lease. The current monthly rent equals the cost of the utilities used by the Company. The Company leases office space in Port Royal, Pennsylvania from an unrelated third party for a regional property team. The lease is for a term of one year.

          The Company leases office space in New York, New York from an unrelated third party for a its subsidiary, DSS Funding, Inc. Rent payments are approximately $2,200 per month, on a month-to-month basis. There is no written lease.



PROPERTIES MANAGED

           Property Name                                            City                    State           #Units

           Properties Currently Under Management

(1)        Adelaide Walters                                         Chapel Hill               NC              24
(1)        Agape Homes                                              Valdese                   NC              30
(1) (2)    Balsam Grove                                             Brevard                   NC              40
(1) (2)    Cape Fear                                                Wilmington                NC              89
(1)        Dogwoods                                                 Farmville                 NC              24
(1) (2)    Duplin County Housing for the Elderly                    Rose Hill                 NC              85
           Fiesta Drive Properties                                  Greensboro                NC              8
(1)        Hampton Woods I                                          Jackson                   NC              15
(1)        Hampton Woods II                                         Jackson                   NC              10
(1)        Heritage Homes                                           Henderson                 NC              50
(1)        Hobart Jackson Estates                                   Reidsville                NC              36
(2)        Hoffman Homes                                            Gastonia                  NC              81
           In-Chu-Co                                                Chapel Hill               NC              79
(1)        Jackson Village                                          Sylva                     NC              24
(1)        Kirkwood I                                               Goldsboro                 NC             100
(1)        Kirkwood II                                              Goldsboro                 NC              40
(1)        Lion's Senior Village                                    Shelby                    NC              40



           Morehead Glen                                            Durham                    NC              20
           Oaks at Spring Garden                                    Greensboro                NC             192
           Point South                                              Greensboro                NC              23
(1)        Prince Court                                             Rocky Mount               NC              30
(1) (2)    RM Wilson                                                Rocky Mount               NC              50
           Rolling Hills Townhomes                                  Salisbury                 NC              61
(1)        Scott Mitchell I                                         Norlina                   NC              14
(1)        Scott Mitchell II                                        Norlina                   NC              16
(1) (2)    Sir Walter                                               Raleigh                   NC             140
           The Summit at Cullowhee                                  Cullowhee                 NC              48
           The Summit at Cullowhee                                  Cullowhee                 NC              48
(2)        University Apartments                                    Durham                    NC             114
(1)        Wesbury                                                  Concord                   NC              50
(1)        Wesbury Plaza                                            Concord                   NC              40
           West Park                                                Durham                    NC              10
(2)        Yadkin Trail Homes                                       Raeford                   NC              48
           Big Valley Apartments                                    Reedsville                PA              12
           Brown Apartments                                         Reedsville                PA              20
           Cedar Acres I & II                                       Mifflintown               PA              32
(2)        Centre Estates I                                         Boalsburg                 PA              40
(2)        Centre Estates II                                        Boalsburg                 PA              40
           East Berlin Manor Apartments                             East Berlin               PA              19
           Evergreen Pointe                                         Danville                  PA              48
(2)        Fayette Acres                                            McAllisterville           PA              10
           Findlay Park                                             Mercersburg               PA              15
           Middlecreek Village                                      Kreamer                   PA              12
(1) (2)    North Street Manor                                       Mifflintown               PA              30
           Randall Brake Apartments                                 Mercersburg               PA              4
(2)        Rockwood Gardens II                                      Rockwood                  PA              10
(1) (2)    Southview Apartments                                     McAllisterville           PA              32
(1)        Susquehanna Apartments                                   Duncannon                 PA              28
(1) (2)    Tuscarora Acres I                                        Port Royal                PA              17
(1)        Tuscarora Acres II                                       Port Royal                PA              12
(2) (3)    Somerset Court of South Boston                           South Boston              VA              43
(1)        Senior Square                                            Elizabeth                 WV              24
(3)        60 Unit Properties Under Construction
(2)        Somerset Court of Mocksville                             Mocksville                NC              60
(2)        Somerset Court of Hamlet                                 Hamlet                    NC              60
(2)        Somerset Court of Rocky Mount                            Rocky Mount               NC              60
(2)        Somerset Court of Goldsboro                              Goldsboro                 NC              60
(2)        Somerset Court of Cherryville                            Rocky Mount               NC              60




         (130 Units Under Construction
(2)        Somerset House of Pittsboro                              Pittsboro                 NC              30
(2)        Somerset House of Kinston                                Kinston                   NC              30


NOTES

(1)  Senior housing

(2)  Controlled by an affiliate

(3)  Assisted living properties


INVESTMENT POLICIES

          The Company's developed properties are generally owned by affiliates or by third party nonprofit entities. The Company has the right to buy each developed properties owned by an affiliate at the affiliate's cost, but not more than fair market value, at any time after the Company determines that the property has achieved stabilized operations. The definition of "stabilized operations" is determined by the Company from time to time in its sole discretion.


ITEM 3. LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          None.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

          Effective January 10, 1998, the Common Stock of the Company was approved for quotation on the Nasdaq Small Cap market under the symbol "DISS." Accordingly, the Company's Common Stock did not trade during the year ended December 31, 1997. The following table summarizes the high and low sales price for the year ended December 31, 1998.

        QUARTER                HIGH              LOW

        First                  $6.125            $3.875
        Second                 $5.375            $3.500
        Third                  $5.938            $3.688
        Fourth                 $5.063            $3.000

HOLDERS OF RECORD

          There were approximately 14 shareholders of record of Common Stock as of March 3, 1999. This number does not include beneficial owners holding shares through nominees or "street" names. The Company believes that it has approximately 500 beneficial holders of Common Stock.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES TO FINANCIAL STATEMENTS.

OVERVIEW

          Diversified Senior Services, Inc. (the "Company") was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("THE") and began operations in July 1996. The Company was capitalized with $100 and its parent, THE, received 100 shares of common stock. THE provided working capital to the Company during its start-up phase. Upon formation, the Company agreed to take responsibility for deferred salaries and bonuses for certain executives of THE for the period January 1, 1996 through June 30, 1996.

          In July 1996, THE exchanged all of the stock of its wholly owned subsidiary Residential Properties Management, Inc. ("RPM") for 2,277,678 shares of the Company. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. Effective June 30, 1997, THE returned 477,778 shares of common stock to the Company which it retired leaving 1,800,000 shares of common stock issued and outstanding. On January 14, 1998, the Company completed its initial public offering of 1,500,000 shares of common stock On February 16, 1998, the Company formed a wholly-owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the properties which the Company develops or acquires for third party owners. On July 22, 1998, the Company formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, for the purpose of conducting development and management of properties in Virginia.

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

          The Company is in the process of developing 60-unit assisted living residences in North Carolina and 30-unit independent senior housing residences with services throughout the Southeast. As of February 28, 1999, the Company has five 60-unit properties in the construction process, and an additional four sites approved under the state's moratorium on new assisted living facilities. The construction process is estimated to be nine to twelve months for each 60-unit assisted living residence. The Company began managing an assisted living property for an affiliated owner in October 1998. The property, located in South Boston, Virginia, is licensed for up to 64 residents but currently configured for 43 residents. It was completed in April 1998. The Company will provide working capital to this facility to cover operating deficits while the Company is pursuing permanent financing. The permanent financing involves a transfer of ownership to a not for profit and provides for repayment of the working capital advances made by the Company. With respect to the 30-unit residences, the Company has two sites under construction and an additional five sites under control, all of which have positive feasibility. The sites are in Virginia, South Carolina and North Carolina. Once construction of these 60-unit and 30-unit residences is completed, the Company will begin to recognize management fee income for those properties. The Company is currently negotiating the private placement of convertible preferred stock which will serve as the equity component for its development plan. However, there can be no assurance that the Company will consummate such financing, and if alternative financing cannot be arranged on terms acceptable to the Company, the Company may not be able to complete its current development plan on schedule. Management believes that in the future the development and management of assisted living facilities and residences for the elderly will provide the vast majority of the Company's revenues and profits.

          The Company is developing 30-unit and 60-unit properties for third party owners. The Company recognizes development fee income on the percentage of completion basis. Development costs are paid by the Company as incurred. Other development costs are reimbursed by the purchaser when the property is sold. If a site is abandoned, all development costs associated with that property are written off.

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

          DSS, RPM and DSSF are incorporated in North Carolina, and DSSVA is incorporated in Virginia and, as C corporations, file their federal income tax returns as part of a consolidated group. Prior to the initial public offering, DSS and RPM filed their federal income tax returns as part of THE's consolidated group. An income tax benefit has been recorded in 1996 and 1997 since the losses of DSS and RPM were applied to income in THE's consolidated group. DSS, RPM and DSSF file separate state returns since state income tax regulations do not permit filing consolidated returns.

RESULTS OF OPERATIONS

          The Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

INCOME

          Total income increased $1,125,105, to $3,644,157 for the year ended December 31, 1997 from $2,519,052 for year ended December 31, 1997. The increases were primarily due to development fees recognized in 1998 and an increase in home care income, while management fees and reimbursement income decreased.

          MANAGEMENT FEES. Management fees decreased $87,600 to $770,999 for 1998 from $858,599 for the year ended December 31, 1997. The Company stopped managing two large non-elderly apartment properties that did not fit into the long term goals of the Company. Management fees from these properties were included in 1997 fees, but not in 1998 fees. On July 31, 1998 the Company sold the management rights for 361 units, primarily multi-family, which generated management fees of approximately $10,500 per month. The Company expects growth in fee income as it begins to manage properties currently in development.

          REIMBURSEMENT INCOME. Reimbursement income decreased $75,371 to $1,379,598 for 1998 from $1,454,969 for the year ended December 31, 1997. The decrease was primarily the result of having fewer employees and fewer sites. The Company no longer managed the two large, non-elderly sites in 1998 and, beginning July 31, 1998, the 361 units whose management rights were sold. Offsetting the effect of the decrease was reimbursement income received from the management of the assisted living facility in Virginia during the fourth quarter. The Company expects increases in reimbursement income as the number of properties under management increases.

          DEVELOPMENT FEES. Development fees of $1,135,779 were recognized for the year ended December 31, 1998. The income represents 60% of the total estimated development fees of five 60-unit facilities and two 30-unit residences with construction starts during the second, third and fourth quarters. Development fees also include 20% of the total estimated development fee of one 60-unit facility for which the land has been acquired. The Company expects development fee income to increase as the 60-unit and 30-unit properties begin to roll out.

          HOME CARE FEES. Home care fees increased $142,587 to $328,469 for 1998 from $185,882 for 1997. The Company increased the hours charged by increasing the number of individuals served. The Company provides care for residents of the apartments for the elderly managed by the Company and for others. The Company expects moderate growth over time in home care fees.

OPERATING EXPENSES

          Operating expenses increased $399,437 to $3,822,542 for the year ended December 31, 1998 from $3,423,105 for the year ended December 31, 1997. Personnel related expenses decreased, while administrative expenses increased; the net change was an increase.

          PERSONNEL EXPENSE. Personnel expense decreased $22,269 to $2,880,996 for 1998 from $2,903,265 for 1997. Site related personnel expense decreased $75,371 for the year due to having fewer employees on site and no longer managing the two non-elderly apartment sites and the 361 units whose management rights were sold July 31, 1998, offset by the increase in personnel expense at the Virginia facility, mentioned above. There were increases in both the number of corporate personnel and their rate of pay in 1998 compared to 1997. The Company expects increases in personnel expense in future periods due to increased management activity.

          ADMINISTRATION AND OTHER EXPENSES. Administration and other expenses increased $414,519 to $871,253 in 1998 from $456,734 in 1997. The increases reflect increased activity in home care, the assisted living development activity, and expenses related to operating the public company. The Company expects further increases in administrative expenses as the number of assisted living properties managed increases.

          DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $7,187 to $70,293 in 1998 from $63,106 in 1997. The Company expects modest increases in depreciation expense due to the purchase of office furniture and equipment used by management personnel.

          OTHER INCOME AND EXPENSES. Interest expense of $5,678 and $134,536 was incurred for the years ended December 31, 1998 and 1997, respectively. The interest expense was incurred on a bank loan, which was paid off with proceeds from the equity offering completed in January 1998. The Company earned $166,268 in interest income from cash and cash equivalents during the year ended December 31, 1998, and had an unrealized gain of $16,061 on funds held for development.

          INCOME TAX BENEFIT. The Company did not record an income tax benefit for the year ended December 31, 1998 since the losses of the Company can only be carried forward and applied to future income of the Company. For the year ended December 31, 1997, the Company recorded a tax benefit of $269,900 since the losses of the Company and its subsidiary were used to reduce prior period income of THE and its consolidated group. Due to the public company status of the Company, the Company and its subsidiaries were no longer consolidated with THE for federal income tax purposes effective January 14, 1998.

          NET LOSS. The net loss decreased $750,894 to $17,795 ($.01 per share) for the year ended December 31, 1998 from $768,689 ($.38 per share) for the year ended December 31, 1997. The decrease was due to the net effect of a decrease in operating loss of $725,668, an increase in interest income of $166,268, a decrease in interest expense of $128,858 and a decrease in the income tax benefit of $269,900 as described above.

FINANCIAL CONDITION

DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

          The Company had current assets of $1,056,003 on December 31, 1998 and $643,311 on December 31, 1997. The primary current asset on December 31, 1997 was offering expenses of $425,821, which were incurred to prepare for the offering of 1,500,000 shares of common stock completed during the quarter ended March 31, 1998. After the completion of the offering, these expenses were charged to equity. Also following the completion of the offering, the Company had approximately $3.5 million to use in the development activity. On December 31, 1998 the balance was reduced to $819,074 due to the Company's increased development activity. Accounts receivable increased from $92,878 to $113,921 due to increased activity in home care and prepaid expenses increased from $12,280 to $90,858 due primarily to the payment of directors and officers insurance premiums. The Company expects receivables to increase as the Company increases management of apartment units and assisted living residences.

          Furniture and equipment net of depreciation increased to $90,201 from $56,487 due to purchases of computer equipment for corporate personnel of $86,095. Depreciation expense for the year ended December 31, 1998 was $52,381. Intangible assets net of amortization decreased from $114,779 to $43,235 due to the July 31, 1998 sale of management rights and amortization expense. Other assets decreased from $114,779 to $43,235 due to the July 31, 1998 sale of management rights.

          Development costs increased to $730,604 at December 31, 1998 from $241,433 at December 31, 1997 due to continuing development activities with respect to assisted living residences and residences with services. Development costs will either be recouped with the successful completion of a property or written off if a site is abandoned.

          Development fees and costs due from properties currently held by THE was $2,603,656 at December 31, 1998. The increase is due to development fees and reimbursable costs on properties currently being developed owed to the Company.

         Accounts receivable-affiliates increased to $489,669 at December 31, 1998 from $310,407 at December 31, 1997. The increase is the net effect of transactions between DSS and the majority stockholder, including the tax benefit to THE's operating losses in 1997.

          Total liabilities decreased $2,670,461 to $431,542 at December 31, 1998 from $3,102,003 at December 31, 1997. Accounts payable and accrued expenses decreased to $239,719 from $652,445 primarily due to the payment of offering expenses that were accrued at December 31, 1997. The bank loan and accrued interest were paid off during the quarter ended March 31, 1998 and the deferred salaries of $577,508 and deferred bonuses of $42,582 were also paid off during the first six months. Proceeds from the equity offering provided the funds to pay the liabilities referred to above.

          Shareholder's equity increased to $4,581,826 at December 31, 1998 from a deficit of $1,735,586 at December 31, 1997. The increase was the net effect of the increase in common stock net of issue costs of $6,319,146, an unrealized gain on investment securities of $16,061 and a $17,795 increase in accumulated deficit.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has operated, and expects to continue to operate, on a negative cash flow basis due to start-up expenses and length of the development cycle. Currently, the Company's primary cash requirements include covering operating deficits and development expenses related to the development, construction and fill-up of 60-unit assisted living residences and 30-unit independent senior housing residences with services. The Company had relied upon its parent, THE, and its bank to provide it with operating cash until the initial public offering was completed January 14, 1998. After January 14, 1998, the Company has not relied upon, nor does it expect to rely upon, THE for assistance in bank financings.

         The net proceeds of the public offering were used to pay off the outstanding balance under the bank line of credit, to provide $3.5 million in development working capital for the assisted living projects and for general corporate purposes. The Company anticipates that the net proceeds from the public offering, together with construction funds available for each facility will be insufficient to fund its operations for the next twelve months, and that the Company's current development plans will require additional debt or equity financing during the second quarter of 1999. The Company currently has several sources of potential funding and does not anticipate that liquidity demands will not be met. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

          The Company is the guarantor on the construction loans for the properties currently under construction owned by THE.

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

          The Company has developed plans to modify its computer information systems enabling proper processing of data relating to the year 2000 and beyond. The Company has been informed by Electronic Data System ("EDS"), the paying agent for the North Carolina Medicaid program, that the National Electronic Claims Submission ("NECS") software developed by EDS for electronic claims submission by North Carolina Medicaid providers, is not currently Year 2000 compliant. Compliance is anticipated by September 1999. Medicaid revenues do not currently constitute a material portion of the Company's revenues; but as additional assisted living residences are added to the Company's management portfolio, the Medicaid revenues will increase. All other computer programs currently in use by the Company have been upgraded to be Year 2000 compliant.

          While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that Year 2000 issues will not have a material adverse effect on the Company. The possibility exists that isolated incidents of a Year 2000 nature could affect individual properties managed by the Company, but the Company does not anticipate that such incident(s) would have a material impact on the Company's business or operations. The Company is in the process of contacting customers, vendors and service providers to determine which of them is affected by the year 2000 problem, and to what extent, in order to assess the potential impact on the Company.



CERTAIN ACCOUNTING CONSIDERATIONS

SFAS NO. 123

          In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The Company adopted its Stock Incentive Plan effective January 1, 1997. During 1998, the Company granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. At December 31, 1998, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting. At December 31, 1997, no grants had been made.



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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Part III information will be set forth in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

EXHIBIT NO.             DESCRIPTION

     3.1 Articles of Incorporation of the Company (as amended). Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 (File No. 333-34367).

     3.1(a) Articles of Amendment filed October 6, 1997. Incorporated by reference to Exhibit 3.1(a) to Registration Statement on Form SB-2 (File No. 333-34367).

     3.1(b) Articles of Amendment filed March 19, 1999 incorporating Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock of Diversified Senior Services, Inc. to be designated 12% Series B Cumulative Convertible Preferred Stock.

     3.2       Bylaws of the Company, as amended. Incorporated by reference to
               Exhibit 3.2 to Registration Statement on Form SB-2 (File No. 333-34367).

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

     10.4 Lock-up agreements. Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.5 The Company's 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.6 Employment Agreement dated as of February 1, 1998 between the Company and Bernard Gawley.

     20        Independent Auditors' Report.

     21        Subsidiaries of the Company

     23        Consent of The Daniel Professional Group, Inc.

     24        Powers of Attorney

     27        Financial Data Schedule.

               (b)  Reports  on Form 8-K.

                    None:

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DIVERSIFIED SENIOR SERVICES, INC.


                                  By:  /S/ WILLIAM G. BENTON
                                       William G. Benton, Chairman of the Board
                                       and Chief Executive Officer
                                  Date: MARCH 30, 1999


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                          TITLE                         DATE

/s/ WILLIAM G. BENSON         Chairman of the Board and         March 30, 1999
---------------------------   Chief Executive Officer
William G. Benson

/s/ SUSAN L. CHRISTIANSEN     Chief Operating Officer           March 30, 1999
---------------------------   and Director
Susan L. Christiansen

/s/ G.L. CLARK, JR.           Chief Financial Officer,          March 30, 1999
---------------------------   Treasurer and Director
G.L. Clark, Jr.

/S/ SUSAN L. CHRISTIANSEN     Director                          March 30, 1999
---------------------------
Susan L. Christiansen
Attorney in Fact for
Perry C. Craven

/S/ SUSAN L. CHRISTIANSEN     Director                          March 30, 1999
---------------------------
Attorney in Fact for
Walter H. Ettinger, Jr.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of Diversified Senior Services, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Diversified Senior Services, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholder's deficit, and of cash flows for the years ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 5, the Company completed its initial public offering on January 14, 1998.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Senior Services, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



February 19, 1999
Winston-Salem, North Carolina

                       DIVERSIFIED SENIOR SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                    December 31,       December 31,
                                                                         1998              1997

ASSETS
Current assets:
        Cash and cash equivalents                                    $32,150              $78,156
        Investments held for development (Note 7)                    819,074                 -
        Accounts receivable--trade                                   113,921               92,878
        Offering expenses                                               -                 425,821
        Prepaid expenses and other                                    90,858               46,456
                                                                   1,056,003              643,311

Furniture and equipment, net (Note 3)                                 90,201               56,487
Development costs                                                    730,604              241,433
Development fees and costs due from affiliates (Note 2)            2,603,656                 -
Accounts receivable--affiliates (Note 2)                             489,669              310,407
Other assets                                                          43,235              114,779
                                                                      ------              -------

                                                                  $5,013,368           $1,366,417
                                                                  ==========           ==========

       LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses                       $239,719             $652,445
        Note payable--bank (Note 4)                                     -               1,637,645
        Deferred salaries and bonuses                                191,823              811,913
                                                                     -------              -------
                                                                     431,542            3,102,003
                                                                     -------            ---------

       SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par, authorized 100,000,000 shares;
        178,386 issued and outstanding at December 31,
        1998 and 1997                                                891,930              891,930
Common stock, no par, authorized 100,000,000 shares;
        3,301,400 shares issued and outstanding at
        December 31, 1998 and 1,800,000 at December 31, 1997       6,319,246                  100
Unrealized gains on investments (Note 7)                              16,061                 -
Deemed distribution                                               (1,335,790)          (1,335,790)
Accumulated deficit                                               (1,309,621)          (1,291,826)
                                                                  ----------           ----------
                                                                   4,581,826           (1,735,586)
                                                                   ---------           ----------
                                                                  $5,013,368           $1,366,417
                                                                  ==========           ==========

    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years ended December 31, 1998 and 1997





                                                                           1998                  1997

Income:
        Management fees (Note 2)                                         $770,999              $858,599
        Reimbursement income (Note 2)                                   1,379,598             1,454,969
        Development fees (Note 2)                                       1,135,779                  -
        Home care fees                                                    328,469               185,882
        Other                                                              29,312                19,602
                                                                        ---------             ---------
                                                                        3,644,157             2,519,052
                                                                        ---------             ---------

Expenses:
        Personnel related                                               2,880,996             2,903,265
        Administrative and other                                          871,253               456,734
        Depreciation and amortization                                      70,293                63,106
                                                                        ---------             ---------
                                                                        3,822,542             3,423,105

Operating loss                                                            178,385               904,053
Other (income) expenses:
        Interest and other income                                        (166,268)                 -
        Interest expense and other                                          5,678               134,536
                                                                        ---------             ---------
Loss before income tax benefit                                             17,795             1,038,589
        Income tax benefit (Note 10)                                         -                 (269,900)
                                                                        ---------             ---------

Net loss                                                                  $17,795              $768,689
                                                                        =========             =========
Net loss per common share                                                   $0.01                 $0.38
                                                                        =========             =========
Weighted average shares outstanding                                     3,246,940             2,036,926
                                                                        =========             =========


    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended December 31, 1998 and 1997




                                                                                 Unrealized
                                    Preferred   Common    Preferred    Common      Gain on      Deemed       Accumulated
                                     Shares     Shares      Stock       Stock    Investments  Distribution     Deficit     Total

Balance, January 1, 1997               -       2,277,778  $   -            $100   $  -        $(1,335,790)   $(523,137) $(1,858,827)
Retirement of common stock,
   June 30, 1997                       -        (477,778)     -           -          -               -            -            -
Exchange note payable to affiliate
   for preferred stock              178,386         -       891,930       -          -               -            -         891,930
Net loss for the year ended
   December 31, 1997                   -            -         -           -          -               -        (768,689)    (768,689)
                                   --------    ---------   --------   ---------   -------     ------------ ------------ -----------
Balance, December 31, 1997          178,386    1,800,000   $891,930        $100   $  -        $(1,335,790) $(1,291,826) $(1,735,586)
                                   --------    ---------   --------   ---------   -------     ------------ ------------ -----------

Issuance of common stock               -       1,501,400      -       6,319,146      -               -            -       6,319,146
Unrealized gains on investments        -            -         -           -        16,061            -            -          16,061
Net loss for the year ended
   December 31, 1998                   -            -         -           -          -               -         (17,795)     (17,795)
                                   --------    ---------   --------   ---------   -------     ------------ ------------ -----------
Balance, December 31, 1998          178,386    3,301,400   $891,930  $6,319,246   $16,061     $(1,335,790) $(1,309,621) $4,581,826
                                    =======    =========   ========  ==========   =======     ===========  ===========  ==========


    The accompanying notes are an integral part of the financial statements.

                       DIVERSIFIED SENIOR SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years ended December 31, 1998 and 1997

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             1998                   1997

Operating activities:
Net loss                                                                   $(17,795)             $(768,689)
Adjustments to reconcile net loss to net cash
  used by operating activities:
        Depreciation and amortization                                        70,293                63,106
        Gain on sale of management contracts                                 (7,700)                 -
        Changes in operating assets and liabilities:
            Accounts receivable                                             (21,043)                5,521
            Accounts receivable, affiliates                                 (25,525)                 -
            Development fees receivable                                  (1,135,779)                 -
            Prepaid expenses                                                (17,870)                6,588
            Accounts payable, trade                                          25,066                52,452
            Accounts payable, affiliates                                     38,411              (215,776)
            Interest payable                                                (33,070)               26,483
            Deferred salaries and bonuses                                  (620,090)              383,625
                                                                         ----------              --------
                  Total adjustments                                      (1,727,307)              321,999
                                                                         ----------              --------
        Net cash used by operating activities                            (1,745,102)             (446,690)
                                                                         ----------              --------

Investing activities:
        Increase in investments held for development                       (803,013)                 -
        Purchase of furniture and equipment                                 (84,848)               (4,994)
        Development costs paid                                             (456,584)             (104,256)
        Advances to affiliate for properties in development              (1,467,877)                 -
        Sale of management contracts                                         61,851                  -
        Other                                                               (50,520)               35,250
                                                                         ----------              --------
        Net cash used by investing activities                            (2,800,991)              (74,000)
                                                                         ----------              --------

Financing activities:
        (Repayment of) proceeds from borrowings                          (1,729,575)              797,953
        Proceeds from issuance of common stock, net                       6,446,810                  -
        Offering expenses prepaid                                              -                 (127,664)
        Advances (to) and repayments from affiliates                       (192,148)             (101,575)
        Other                                                               (25,000)               (1,000)
                                                                         ----------              --------
        Net cash provided by financing activities                         4,500,087               567,714
                                                                         ----------              --------

Net increase (decrease) in cash                                             (46,006)               47,024
Cash and cash equivalents - beginning                                        78,156                31,132
                                                                         ----------              --------
Cash and cash equivalents - ending                                          $32,150               $78,156
                                                                         ==========              =========
Cash payments for interest                                                  $38,748               $80,861
                                                                         ==========              =========

For supplemental schedule of non-cash investing and financing activities, see Note 2.


    The accompanying notes are an integral part of the financial statements.


                        Diversified Senior Services, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1998



NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Diversified Senior Services, Inc. (the "Company"), a North Carolina corporation is a public company listed on Nasdaq Small Cap market. It is a growth company focused on the development, acquisition and management of apartments, independent living apartments with services and assisted living residences for low and moderate-income seniors. The development, acquisition and management services are performed for both related and unrelated third party property owners. The Company currently operates in the Midatlantic and Southeast sections of the country. It was founded as a wholly-owned subsidiary of Taylor House Enterprises ("THE") on May 17, 1996. On January 14, 1998, the Company completed its initial public offering when it issued 1,500,000 shares of common stock, which is described in Note 6.

The Company formed a wholly-owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, on February 16, 1998, for the purpose of securing permanent financing for the assisted living facilities and senior residences which the Company develops or acquires for third party owners. On July 22, 1998, the Company formed a wholly-owned subsidiary; Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, for the purpose of conducting development and management of properties in Virginia.

The following significant accounting policies have been followed in the preparation of the Company's financial statements.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Residential Properties Management, Inc. ("RPM"), DSSF and DSSVA. All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased within three months of maturity to be cash equivalents.

INVESTMENTS HELD FOR DEVELOPMENT

     The Company's investments held for development are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

ACCOUNTS RECEIVABLE - TRADE

     Accounts receivable - trade consists of management fees and reimbursements for administrative services due from partnerships and other entities whose properties are managed by RPM, and home care revenues which are due primarily from Medicaid. The Company and its subsidiaries provide services to customers and clients on a noncollateralized basis.

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

DEVELOPMENT COSTS

     Development costs are expenses, including certain salaries, which are capitalized during the development of new facilities. The properties are developed for third party owners and the costs are reimbursed based upon the terms of the financing arrangements. Costs for abandoned sites are written off when the sites are considered not feasible.

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

INCOME TAXES

     The Company is a C corporation and prior to the initial public offering, filed its federal income tax return as a part of a consolidated group with THE. Tax expense or benefit is allocated based on net income or loss for each entity in the consolidated group. As a result of the initial public offering, the Company no longer is included in the consolidated group with THE for federal income tax purposes effective January 14, 1998. The Company and its subsidiaries will file a separate consolidated federal income tax return from THE.

     State income tax regulations generally do not permit filing of consolidated income tax returns. Accordingly, the Company and its subsidiary file separate state corporate income tax returns as described further in Note 10.

     The Company uses the asset and liability approach for financial accounting and reporting for income taxes and deferred tax assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

INCOME RECOGNITION

     Management fee income is assessed as a percentage of rent collected at the properties. Income is recognized monthly as rent is collected.

     Reimbursement income consists of amounts charged to the properties managed for the services of management and maintenance personnel employed by the Company.

     Development fee income is recognized on the percentage of completion basis.

     Home care revenues are recognized at the time the service is provided. A significant portion of the Company's home care revenues are reimbursed by the Medicaid PCS program.

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

STOCK OPTIONS

     The Company has adopted APB Opinion No. 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The difference between the option price and the price of the stock at the date of the grant is recorded as compensation expense.

RECLASSIFICATION

     Certain items in the financial statements for 1997 have been reclassified to conform to the format presented in these financial statements.

NOTE 2:  RELATED PARTY TRANSACTIONS

The Company is developing six properties for 60-unit assisted living facilities and two 30-unit independent senior housing residences with services. Five of the 60-unit and the two 30-unit projects are currently under construction. The owner of the properties is THE, the majority stockholder of the Company. THE intends to sell the 60-unit properties to a not for profit owner after permanent financing is completed. At December 31, 1998 development fees of $1,135,779 and reimbursable costs of $1,467,877 are due to the Company from THE. The Company is the guarantor on the construction loans for the properties currently under construction. The amount of the loans outstanding at December 31, 1998 was $890,598. The total commitment for the properties currently under construction is $7,150,000.

RPM leases certain computer equipment from THE under operating lease agreements expiring in 2003. These lease agreements are included in the lease information disclosed in Note 11.

From time to time, the Company advances or borrows funds from THE or other related entities.

On September 30, 1997, the Company, in a non-cash transaction, issued 178,386 shares of preferred stock to THE in exchange for a note payable to THE in the amount of $891,930. The remaining amount of $76,554 was reclassified to an account payable. The interest rate on this note was 8.25% per annum and interest expense of $27,191 was accrued for the nine months ended September 30, 1997.

The following schedule summarizes the related party activities for the years ended December 31, 1998 and December 31, 1997.

                                                         Due from       Due (to) from          Note
                                                        Affiliated        THE  and            Payable
                                                       PARTNERSHIPS     SUBSIDIARIES            THE             TOTAL

Amounts due (to) from affiliates at January 1, 1997:   $   233,616      $   (36,170)        $ (1,096,320)    $ (898,874)
    Repayment to affiliate                                    -              33,415               -             33,415
    Computer equipment lease
       payment due to THE                                     -              (5,333)              -             (5,333)
    Rent due to THE                                                         (21,600)                           (21,600)
    Accrued interest to THE                                                 (27,191)                           (27,191)
    Repayments to THE                                         -              90,771              127,836       218,607
    Advances from THE                                         -            (150,447)              -           (150,447)
    Exchange note for preferred stock                         -                -                 891,930       891,930
    Reclassify remaining note to
       account payable                                        -             (76,554)              76,554          -
Tax benefit of operating losses
       due from THE                                           -             269,900               -            269,900
                                                       -----------       -----------          -----------       -----------
Balance, December 31, 1997                                 233,616           76,791               -            310,407

    Computer equipment lease
       payment due to THE                                     -              (6,011)              -             (6,011)
    Rent due to THE                                           -             (32,400)              -            (32,400)
    Development fees and costs due
       from properties currently held by THE                  -           2,603,656               -          2,603,656
    Advances due from affiliate                                             142,705                            142,705
    Repayments to THE                                         -             277,242                            277,242
    Advances from THE                                         -            (202,274)              -           (202,274)
                                                       -----------       ------------     ----------        ------------

Balance, December 31, 1998                             $   233,616      $ 2,859,709      $        -        $ 3,093,325
                                                       ===========       ===========      ===========       ===========


                        Diversified Senior Services, Inc.
             Notes to Consolidated Financial Statements - Continued



NOTE 2:  RELATED PARTY TRANSACTIONS - CONTINUED

There was no interest income received from related parties during the years ended December 31, 1998 and 1997. The amounts due from affiliated partnerships are collectible, but will not be realized until such time as certain partnerships terminate. The Company earned income from a subsidiary of THE and partnerships, a general partner of which is a beneficial shareholder of THE, for the years ended December 31, 1998 and 1997 as follows:

                                              1998                 1997

     Management fees                   $      293,753       $     288,385
     Reimbursement fees                       591,450             550,946
     Home care fees                            12,480               9,360
                                       --------------       -------------
                                       $      897,683       $     848,691
                                       ==============       =============

At December 31, 1998 and 1997, $26,431and $26,237, respectively, of such fees are included in trade accounts receivable and $25,525 is included in accounts receivable-affiliates at December 31, 1998.



NOTE 3:  FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                                  1998                  1997
                                                  ----                  ----

     Computer equipment                    $      163,557        $      86,355
     Office furniture                              52,005               43,112
                                           --------------        -------------
                                                  215,562              129,467
-----
Less accumulated depreciation                     125,361               72,980
                                           --------------        -------------
                                           $       90,201        $      56,487
                                           ==============        =============


Depreciation expense for the years ended December 31, 1998 and 1997 was $52,381 and $36,958, respectively.


NOTE 4:

NOTES PAYABLE

On December 31, 1997 the Company had a bank line of credit bearing interest at prime (8.50% at December 31, 1997), with a balance of $1,604,575 and accrued interest of $33,070. The note and accrued interest were paid on January 14, 1998.

                        Diversified Senior Services, Inc.
             Notes to Consolidated Financial Statements - Continued


NOTE 5: INITIAL PUBLIC OFFERING

On January 14, 1998 the Company completed its public offering of 1,500,000 shares of common stock at $5.00 per share. The following gives the effect of the offering and subsequent use of the proceeds.

    Gross proceeds (1,500,000 shares at $5.00 per share)    $        7,500,000
    Offering expenses paid during 1998                              (1,057,350)
                                                             ------------------
                                                                     6,442,650
    Offering expenses paid prior to December 31, 1997                 (127,664)
                                                              -----------------
    Net proceeds from offering                                       6,314,986
                                                              -----------------

    Use of proceeds:
        Repayment of bank loan and accrued interest                 (1,637,645)
        Payment of deferred salaries and bonuses                      (620,090)
        Investments held for development                            (3,500,000)
                                                                    (5,757,735)
    Remainder to be used for general corporate purposes        $       557,251
                                                                ===============

NOTE 6:  FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, investments, note payable to a bank and amounts due to and from affiliates. At December 31, 1998 and 1997, the carrying values of cash, investments and the note payable approximated their fair values based on current market prices and rates. It was not practicable to estimate the fair value of the amounts due to and from affiliates as the repayment terms have not been established and they are non-interest bearing.


NOTE 7:  INVESTMENTS HELD FOR DEVELOPMENT

The Company's investments held for development are invested in government and corporate bond mutual funds and are held for development and construction of assisted living facilities. These investments are classified as available for sale and accordingly, unrealized gains of $16,061 at December 31, 1998 have been recorded in equity. The carrying value of the funds were based on current market prices at the statement date. Proceeds from sales of the company's investments for the year ended December 31, 1998 were $2,990,065 resulting in realized gains of $52,328 and realized losses of $51,797. These gains and losses are reflected under other income in the financial statements.


NOTE 8:  SAVINGS INCENTIVE PLAN

The Company participates in a defined contribution savings incentive plan covering substantially all of its full time employees. The Company provided a 50% matching contribution to each employee participant for contributions up to the first 5% of compensation. On January 1, 1996, the plan was amended to cover substantially all employees of the controlled group of companies owned by THE. The Company's contribution for the years ended December 31, 1998 and 1997 was $33,595 and $21,465, respectively.


NOTE 9:  STOCK INCENTIVE PLAN

Effective January 1, 1997, the Directors and shareholder adopted the Company's 1997 Stock Incentive Plan for 500,000 shares of common stock, which authorizes the Board (or future committee) to issue stock options, stock appreciation rights, restricted stock and deferred stock subject to the Plan and such other terms as set by the board. The Company granted 47,000 stock options to certain employees at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. All the warrants were issued to third parties for services rendered. At December 31, 1998, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting. At December 31, 1997, no grants had been made. Options and warrants granted during 1998 are as follows:

                Range of           Share      Weighted Average   Remaining Life
             EXERCISE PRICE     OUTSTANDING    EXERCISE PRICE       (MONTHS)
Options:
             $4.75 - $5.225       47,000           $4.91                50
Warrants:
              $6.00 - $9.00       45,000            5.93                55
                  $6.75           50,000            6.75                56
                                  ------            ----                --
                                 142,000           $5.88                54

Separately from the Stock Incentive Plan, a maximum of 76,729 options at an exercise price of $2.50 per share have been granted to certain officers of the Company in consideration for their deferral of certain cash compensation. In addition, the Company granted the underwriter of its initial public offering warrants to purchase 150,000 shares of common stock at an exercise price of $6.75 per share exercisable for four years, commencing January 14, 1999.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under FAS 123, the company's net loss in 1998 would have been increased by $94,000, or $.03 per share on a diluted basis. The fair value of the options granted during 1998 is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions: volatility of 38%, risk-free interest rate of 5.5% and a weighted average expected life of 5.0 years.



NOTE 10:  PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the years ended December 31, 1998 and 1997:

                                                        12/31/98              12/31/97
Current taxes refundable:
      Federal                                       $           -          $    (269,900)
      State                                                     -                     -
                                                     --------------         -------------
                                                                -               (269,000)
-----                                                --------------         --------------
Deferred tax expense (benefit):
      Deferred compensation                                126,500              (199,400)
      Start up costs                                        13,700               (46,800)
      Generation of state loss carryforwards              (144,500)              (92,800)
      Generation of federal loss carryforward             (295,000)                   -
      All other changes                                     (5,200)               (6,600)
      Increase in valuation allowance                      304,500               345,600
                                                     --------------         ------------
                                                                -                    -
                                                     --------------         -------------

Income tax benefit                                   $           -         $    (269,900)
                                                     ==============         ==============

As further described at Note 2, the income tax benefit is included in the amounts due (to) from THE.

The actual income tax benefit attributable to loss from continuing operations for the years ended December 31, 1998 and 1997 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                     12/31/98                    12/31/97
Computed "expected" tax benefit                                   $     (6,100)              $    (353,100)
Timing differences related to deferred compensation                   (111,300)                     92,600
Timing differences related to depreciation and amortization           (149,300)                    (11,300)
 All other changes                                                     (28,300)                      1,900
 Increase in net operating loss carryforward                           295,000                        -
                                                                 -------------                  -------------

Income tax benefit                                                $       -                  $    (269,900)
                                                                  ==============               ==============

                        Diversified Senior Services, Inc.
             Notes to Consolidated Financial Statements - Continued



NOTE 10:  PROVISION FOR INCOME TAXES - CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax assets are as follows. There are no significant deferred income tax liabilities.

                                                 12/31/98           12/31/97
Non-current deferred tax asset:
      Deferred compensation                   $       72,900      $    199,400
      Start-up costs                                  33,100            46,800
      State operating loss carryforwards             237,300            92,800
      Federal operating loss carryforward            295,000               -
      All others                                      11,800             6,600
                                                     650,100           345,600
      Valuation allowance                           (650,100)         (345,600)
                                              --------------      --------------

Net deferred tax asset                        $           -       $          -
                                              ==============      =============

From May 17, 1996 (Date of Inception) through January 13, 1998, the Company was included in the consolidated federal return of THE; therefore, loss carryforwards for federal purposes have been utilized. Effective January 14, 1998, DSS and its subsidiaries will file a consolidated federal return separate from THE.

At December 31, 1998 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                                                     FEDERAL           STATE

                                    2001       $          -     $  (1,228,600)
                                    2002                  -          (495,000)
                                    2003                  -          (732,300)
                                    2018            (867,500)        (135,200)



NOTE 11:  COMMITMENTS AND CONTINGENCIES

The Company has various operating leases for office space and equipment. Future minimum lease payments of $133,277 are as follows for the years ending December 31:

                                    1999                      $      44,488
                                    2000                      $      45,362
                                    2001                      $      27,404
                                    2002                      $      15,345
                                    2003                      $         678

Rent expense for the years ended December 31, 1998 and 1997 was $103,228 and $74,217, respectively. Beginning in May 1997, the Company entered into a month-to-month sublease with THE for office space for its corporate headquarters with required monthly rent payments of $2,700. During 1999, the monthly rent will increase to $3,800. Beginning in April, 1998, the Company entered into a month-to-month lease with a non-related third party for office space in New York, New York, occupied by its subsidiary, DSS Funding, Inc. Rent payments for the New York office are approximately $2,200 per month. In addition, RPM leases computer equipment from THE, with monthly payments of $501.

The Company is obligated to pay $40,000 in 1999 to a non-related third party for consulting services and $3,500 per month to a public relations firm through January 31, 2000.

                        Diversified Senior Services, Inc.
             Notes to Consolidated Financial Statements - Continued



NOTE 12:  SUBSEQUENT EVENTS

During the third quarter of 1998, the Company entered into a letter of intent to purchase lease rights for five assisted living facilities from a third party. During the fourth quarter of 1998, the parties mutually agreed not to proceed with the arrangement as structured. While the Company and the owner continue to explore alternative structures, the owner is also in discussion with other potential buyers. No new arrangement has been agreed upon.