Form 10QSB
period 1999-03-31
DIVERSIFIED SENIOR SERVICES INC
filed 1999-05-17
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended     MARCH 31, 1999
                                       or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from ______________ to _____________

                        Commission file number: 000-23321

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


Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of April 30, 1999, the Registrant had 3,301,400 shares of Common Stock, no par value, outstanding.


Transitional Small Business Disclosure Format         Yes___  No X

                        DIVERSIFIED SENIOR SERVICES, INC.

                                   FORM 10-QSB

                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                        Page

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets................................... 3

          Consolidated Statements of Operations......................... 4

          Statements of Changes In Shareholders' Equity................. 5

          Consolidated Statements of Cash Flows......................... 6

          Notes to Consolidated Financial Statements.................... 7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................12

PART II:  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.....................17

Item 6.   Exhibits and Reports on Form 8-K..............................19

SIGNATURE PAGE..........................................................20

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)
                                                             March 31,          December 31,
                                                                1999              1998
                                                           --------------       -------------
ASSETS
Current assets:
        Cash and cash equivalents                             $13,736          $  32,150
        Investments held for development (Note 5)             101,298            819,074
        Accounts receivable--trade                            121,994            113,921
        Prepaid expenses and other                            189,298             90,858
                                                          ---------------     --------------
                                                              426,326          1,056,003

Furniture and equipment, net (Note 4)                          88,221             90,201
Development costs                                             394,905            730,604
Development fees and costs due from affiliates (Note 3)     4,094,039          2,603,656
Accounts receivable--affiliates (Note 3)                      553,431            489,669
Other assets                                                   32,426             43,235
                                                          ----------------    ---------------
                                                           $5,589,348         $5,013,368
                                                          ================    ===============
       LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses                $207,852           $200,774
        Commitments to affiliates with properties
               under construction                             419,741             38,945
        Deferred salaries and bonuses                         191,823            191,823
                                                          ----------------     --------------
                                                              819,416            431,542
                                                          ----------------     ---------------
       SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
        178,386 issued and outstanding at March 31,
        1999 and December 31, 1998                            891,930            891,930
Common stock, no par, authorized 100,000,000 shares;
        3,301,400 shares issued and outstanding at
        March 31, 1999 and December 31, 1998                6,319,246          6,319,246
Unrealized gains on investments (Note 5)                        1,209             16,061
Deemed distribution                                        (1,335,790)        (1,335,790)
Accumulated deficit                                        (1,106,663)        (1,309,621)
                                                        ----------------     ---------------
                                                            4,769,932          4,581,826
                                                        ----------------     ---------------
                                                           $5,589,348         $5,013,368
                                                        =================    ===============


    The accompanying notes are an integral part of the financial statements

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                   Three Months        Three Months
                                                       Ended              Ended
                                                     March 31,          March 31,
                                                       1999               1998
                                                    ------------        ------------
Income:
   Management fees                                 $  189,158         $  203,532
   Reimbursement income                               368,307            301,718
   Development fees                                   899,627               -
   Home care fees                                      70,925             76,429
   Other                                               17,401              1,572
                                                   ------------     ------------
                                                    1,545,418            583,251
                                                   ------------     ------------
Expenses:
   Personnel related                                  817,618            670,181
   Administrative and other                           533,312            166,768
   Depreciation and amortization                       19,757             15,883
                                                  -------------      -----------
                                                    1,370,687            852,832
                                                  --------------    ------------
Operating income (loss)                               174,731           (269,581)
Other income (expenses):
   Interest and other income                           28,227             31,346
   Interest expense                                       -               (5,678)
                                                  ---------------   ------------
Net income (loss)                                 $   202,958        $  (243,913)
                                                  ===============   ============
Per share data:
   Net income (loss) per share - basic and dilutive     $0.06             $(0.08)
                                                   ===============  ============
   Weighted average shares outstanding - basic      3,301,400          3,083,333
                                                   ===============  ============
   Weighted average shares outstanding - dilutive   3,329,418          3,083,333
                                                   ===============  ============


    The accompanying notes are an integral part of the financial statements.


                                                           DIVERSIFIED SENIOR SERVICES, INC.
                                                       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            For the Three Months Ended March 31, 1999 and 1998

                                                                           (Unaudited)



                                                                                     Unrealized
                                 Preferred    Common      Preferred   Common      Gain on      Deemed         Accumulated
                                  Shares       Shares      Stock       Stock     Investments  Distribution    Deficit      Total

Balance, January 1, 1998         178,836    1,800,000   $891,930     $    100    $  -        $(1,335,790)  $(1,291,826) $(1,735,586)
Issuance of common stock            -       1,500,000      -        6,314,986       -              -             -        6,314,986
Unrealized gain on investments      -            -         -             -        49,602           -             -           49,602
Net loss for the three months
    ended March 31, 1998            -            -         -             -          -              -          (243,913)    (243,913)
                                ----------- ---------- ---------   ------------  ----------- ------------- ------------  -----------
Balance, March 31, 199           178,836    3,300,000   $891,930   $6,315,086    $49,602     $(1,335,790)  $(1,535,739)  $4,385,089
                                =========== ========== ==========  ============  =========== ============= ============= ===========

Balance, January 1, 1999         178,386    3,301,400   $891,930   $6,319,246    $16,061     $(1,335,790)  $(1,309,621)  $4,581,826
Unrealized loss on investments                                                   (14,852)                                   (14,852)
Net income for the three months
    ended March 31, 1999                                                                                       202,958      202,958
                                ----------- ---------- ---------   ------------  ----------- ------------- ------------  -----------
Balance, March 31, 1999          178,386    3,301,400   $891,930   $6,319,246    $ 1,209     $(1,335,790) $(1,106,663)   $4,769,932
                                =========== ========== ==========  ============  =========== ============= ============= ===========

    The accompanying notes are an integral part of the financial statements.

                       DIVERSIFIED SENIOR SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                             Three Months            Three Months
                                                                Ended                    Ended
                                                               March 31,               March 31,
                                                                1999                     1998

Operating activities:
Net income (loss)                                             $202,958              $(243,913)
Adjustments to reconcile net loss to net cash
  used by operating activities:
        Depreciation and amortization                           19,757                 15,883
        Changes in operating assets and liabilities:
            Accounts receivable                                 (8,073)               (18,593)
            Accounts receivable, affiliates                    (20,433)                  -
            Development fees receivable                       (571,059)                  -
            Prepaid expenses                                   (90,940)               (75,297)
            Accounts payable, trade                              7,078                 26,353
            Accounts payable, affiliates                         9,603                  9,603
            Interest payable                                       -                  (33,070)
            Deferred salaries and bonuses                          -                 (602,090)
                                                             -------------         ------------
                  Total adjustments                            (654,067)             (677,211)
                                                             -------------         ------------
        Net cash used by operating activities                  (451,109)             (921,124)
                                                             --------------        -------------
Investing activities:
        Investments held for development                        702,924            (3,529,643)
        Purchase of furniture and equipment                      (6,968)              (33,372)
        Development costs paid                                  (17,750)             (166,672)
        Advances to affiliate for properties in development    (185,079)                 -
        Other                                                      -                  (50,000)
                                                             --------------        ------------
        Net cash provided (used) by investing activities        493,127            (3,779,687)
                                                             --------------        -------------
Financing activities:
        (Repayment of) proceeds from borrowings                    -               (1,729,575)
        Proceeds from issuance of common stock, net                -                6,502,065
        Advances from affiliates, net of repayments             (52,932)              (32,979)
        Other                                                    (7,500)                 -
        Net cash provided (used) by financing activities        (60,432)            4,739,511
                                                             --------------       ---------------
Net increase (decrease) in cash                                 (18,414)               38,700
Cash and cash equivalents - beginning                            32,150                78,156
                                                             --------------       ---------------
Cash and cash equivalents - ending                              $13,736              $116,856
                                                             ==============       ===============
Cash payments for interest                                      $  -                 $ 38,748
                                                             ==============       ===============

    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1: SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year.

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

NOTE 2: ACCOUNTING POLICIES

RECLASSIFICATION

Certain items in the financial statements for 1998 have been reclassified to conform to the format presented in these financial statements.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company is developing six properties for 60-unit assisted living facilities and four 30-unit independent senior housing residences with services. Five of the 60-unit and the four 30-unit projects are currently under construction. The owner of the properties is Taylor House Enterprises, Limited ("THE"), the majority stockholder of the Company. THE intends to sell the 60-unit properties to a not for profit owner after permanent financing is completed. At March 31, 1999 development fees of $2,035,406 and reimbursable costs of $2,058,633 are due to the Company. The Company is the guarantor on the construction loans for the properties currently under construction. The amount of the loans outstanding at March 31, 1999 was $2,633,343. The total commitment for the properties currently under construction is $8,800,000.

                        DIVERSIFIED SENIOR SERVICES, INC.

NOTE 3:  RELATED PARTY TRANSACTIONS (continued)

From time to time, the Company advances or borrows funds from THE or other related entities. The following schedule summarizes the related party activities for the three months ended March 31, 1999 and 1998.


                                                               Due from       Due (to) from
                                                              Affiliated      THE  and
                                                            Partnerships     Subsidiaries        Total

Amounts due (to) from affiliates at January 1, 1997:       $  233,616        $ 76,791          $ 310,407
    Computer equipment lease payment due to THE                 -              (1,503)            (1,503)
    Rent due to parent                                                         (8,100)            (8,100)
    Repayments to THE                                           -             235,253            235,253
    Advances from THE                                           -            (202,274)          (202,274)
                                                          -----------      -----------       -----------
    Balance, December 31, 1997                            $   233,616       $ 100,167         $  333,783
                                                          ===========      ===========       ===========

Amounts due from affiliates at December 31, 1998:         $   233,616      $2,859,709        $ 3,093,325
    Computer equipment lease payment due to THE                -               (1,503)            (1,503)
    Rent due to THE                                            -               (8,100)            (8,100)
    Development fees and costs due from properties
       currently held by THE                                   -            1,490,383          1,490,383
    Advances due from affiliate                                -               73,365             73,365
                                                         -----------       -----------       -----------
    Balance, December 31, 1998                           $   233,616      $ 4,413,854        $ 4,647,470
                                                         ===========      ============       ===========

There was no interest income received from related parties during the three months ended March 31, 1999 and 1998. The amounts due from affiliated partnerships are collectible, but will not be realized until such time as certain partnerships terminate.

The Company earned income from a subsidiary of THE, which is owned by officers of the Company. The Company managed partnerships, whose general partner is the chief executive officer and a beneficial shareholder of the Company, for the three months ended March 31, 1999 and 1998 as follows:

                                                 1999              1998
                                                 ----              ----

         Management fees                     $  81,708          $  72,746
         Reimbursement fees                    172,291            122,776
         Home care fees                          3,120              3,120
                                             -----------       -----------
                                             $ 257,119         $  198,642
                                             ===========       ===========

At March 31, 1999, $29,392 of such fees are included in trade accounts receivable and $45,152 is included in accounts receivable-affiliates.



NOTE 4:  FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                             March 31,       December 31,
                                               1999              1998

         Computer equipment                $   170,525       $   163,557
         Office furniture                       52,005            52,005
                                           -----------       -----------
                                               222,530           215,562
       Less accumulated depreciation          (134,309)         (125,361)
                                           ------------      ------------
                                           $    88,221       $    90,201
                                           ============      ===========


Depreciation expense for the three months ended March 1, 1999 and 1998 was $8,948 and $10,367.

NOTE 5:  INVESTMENTS HELD FOR DEVELOPMENT

The Company's investments held for development are invested in government and corporate bond mutual funds and are held for development and construction of assisted living facilities. These investments are classified as available for sale and, accordingly, unrealized gains of $1,209 at March 31, 1999 have been recorded in equity. The carrying value of the funds were based on current market prices at the statement date. Proceeds from sales of the company's investments for the three months ended March 31, 1999 were $730,000, resulting in gains of $31,045 and realized losses of $10,328. These gains and losses are reflected in other income in the financial statements.


NOTE 6:  PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the three months ended March 31, 1999 and 1998:

                                                    3/31/99           3/31/98
Current taxes payable ( refundable):
     Federal                                      $  54,300          $   -
     State                                           16,500              -
     Benefit of net operating loss carryforwards    (70,800)             -
                                                 -------------      ---------
                                                      -                  -
                                                 -------------      ---------
Deferred tax expense (benefit):
     Deferred compensation                            -              119,700
     Start up costs                                  3,600             3,400
     Generation of state loss carryforwards           -             (106,700)
     Generation of federal loss carryforwards         -             (194,700)
     Utilization of loss carryforwards              65,500              -
     All other changes                                -                  200
     Increase (decrease) in valuation allowance    (69,100)          178,100
                                               --------------     -----------
                                                      -                -
                                               --------------     -----------

Income tax benefit                              $     -            $   -
                                               ==============    =============

The actual income tax benefit attributable to income (loss) from continuing operations for the three months ended March 31, 1999 and 1998 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                             3/31/99   3/31/98

Computed "expected" tax expense (benefit)                   $ 69,000  $ (82,900)
Timing differences related to deferred compensation             -      (110,000)
Timing differences related to depreciation and amortization   (3,100)    (2,200)
Utilization of net operating loss carryforward               (60,000)       -
Generation of net operating loss carryforward                   -       194,700
All other changes                                             (5,900)       400
                                                            ---------- --------

Income tax benefit                                          $   -      $   -
                                                            ========== ========

                        DIVERSIFIED SENIOR SERVICES, INC.

NOTE 6:  PROVISION FOR INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax assets are as follows. There are no significant deferred income tax liabilities.

                                                    3/31/99        3/31/98
Non-current deferred tax asset:
     Deferred compensation                      $   72,900         $  79,700
     Start-up costs                                  29,500           43,400
     State operating loss carryforwards             226,100          199,500
     Federal operating loss carryforward            240,700          194,700
     All others                                      11,800            6,400
                                              --------------    -------------
                                                    581,000          523,700
     Valuation allowance                           (581,000)        (523,700)
                                              ---------------   --------------
Net deferred tax ass  et                        $     -            $    -
                                              ===============   ==============

From May 17, 1996 (Date of Inception) through January 13, 1998, the Company was included in the consolidated federal return of THE; therefore, loss carryforwards for federal purposes have been utilized. Effective January 14, 1998, DSS and its subsidiaries file a consolidated federal return separate from THE.

At March 31, 1999 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                                  FEDERAL            STATE

     2001                      $    -             $ (1,025,600)
     2002                           -                 (495,000)
     2003                           -                 (732,300)
     2018                       (664,500)             (135,200)


NOTE 7:  EARNINGS PER SHARE

Net income (loss) per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Net income (loss) per share-diluted reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised into common stock. The Treasury Stock method is used in the calculation of the dilutive effect of the exercise of options.

The following is a reconciliation of net income (loss) per share - basic and diluted for the three months ended March 31, 1999 and 1998:

                                                     3/31/99            3/31/98

  Net income (loss) - basic and dilutive            $ 202,958       $  (243,913)
                                                   =============   =============

     Weighted average shares outstanding - basic    3,301,400         3,083,333
     Additional shares issued assuming
         exercise of options                           76,729             -
     Shares assumed repurchased                       (48,711)            -
                                                   -------------   ------------

     Weighted average shares outstanding - diluted  3,329,418         3,083,333
                                                   =============   ============

NOTE 8:  SUSEQUENT EVENT

On May 3, 1999, the Company issued 1,500 shares of 12% Series B Cumulative Convertible Preferred Stock (the "Stock") with no par value of per share and stated value of $2,000 per share. The Company received $2,823,600 which was net of a selling commission. The Company will have other expenses, not yet determined, that are associated with the offering. The Company will issue an additional 725 shares under the same terms to the same shareholders under certain conditions.

The Stock pays a 12% dividend semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding.

The Stock is convertible into common stock at $4 per share through January 2000 and thereafter at the lower of $4 or the lowest closing bid price of the Company's common stock during the 30-day period prior to conversion.

The Company has the right to redeem the Stock at 100% of its stated value under certain circumstances. The shareholders can redeem the stock under certain circumstances beginning May 3, 2002 at a price equal to 100% of the stated value plus an annual return (inclusive of dividends) of 18%.

The Securities Purchase Agreement requires the Company to maintain a specified level of tangible net worth and places restrictions on the issuance of debt not secured by real estate. (See Part II, Item 2 - Changes in Securities and Use of Proceeds for additional information.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE INTERIM FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT AND THE FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Diversified Senior Services, Inc. (the "Company") was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("THE") and began operations in July 1996. The Company manages apartments, primarily for seniors, develops and manages assisted living properties and develops and manages independent living properties. All properties are targeted for the low and moderate income residents.

In July 1996 the Company acquired Residential Properties Management, Inc. ("RPM"), a wholly owned subsidiary of THE. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. On January 14, 1998, the Company completed its initial public offering. On February 16, 1998, the Company formed a wholly-owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the properties which the Company develops or acquires for third party owners. On July 22, 1998, the Company formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, for the purpose of conducting development and management of properties in Virginia.

The Company anticipates a moderate growth in the number of apartment units managed and also expects that income will increase due to inflationary effects on rents. All personnel located at the apartments who manage the apartments and perform maintenance are employees of the Company. However, the apartments reimburse the Company for the services of the site personnel. The Company anticipates a moderate growth in reimbursement income as a result of increases in salaries of site personnel and an increase in the number of apartment complexes under management.

The Company began offering home care services in August 1996 at selected apartment locations. Management anticipates that growth in home care service income will continue at a moderate, controlled pace as it begins to offer these services to elderly residents in other apartments and independent living properties that it manages. However, management does not expect the income from these services to be material with respect to the total income of the Company over the next several years. The Company is exploring possible alliances with independent home care providers as a strategy to expand the availability of services to its managed property.

The Company is in the process of developing 60-unit assisted living residences in North Carolina and 30-unit independent senior housing residences with services throughout the Southeast. As of May 7, 1999, the Company has five 60-unit properties in the construction process, and an additional four sites approved under North Carolina's moratorium on new assisted living facilities. The construction process is estimated to be nine to twelve months for each 60-unit assisted living residence. The Company began managing an assisted living property for an affiliated owner in October 1998. The property, located in South Boston, Virginia, is licensed for up to 64 residents but currently configured for 43 residents. It was completed in April 1998. The Company will provide working capital to this facility to cover operating deficits while the Company is pursuing permanent financing. With respect to the 30-unit residences, the Company has two sites under construction, two sites ready to begin construction, and an additional two sites under control, all of which have positive feasibility. The sites are in Virginia, South Carolina and North Carolina. Once construction of these 60-unit and 30-unit residences is completed, the Company will begin to recognize management fee income for the properties. The pace of development and construction depends upon the success of the Company in obtaining construction financing and permanent financing for the properties. There can be no assurance that the Company will consummate such financing on a regular, timely schedule, and if alternative financing cannot be arranged on terms acceptable to the Company, the Company may not be able to produce a pipeline of developed properties on a regular basis as scheduled. Management believes that in the future the development and management of assisted living facilities and residences for the elderly will provide the vast majority of the Company's revenues and profits.

The Company is developing 30-unit and 60-unit properties for third party owners. The Company recognizes development fee income on the percentage of completion basis. Development costs are paid by the Company as incurred. Other development costs are reimbursed by the purchaser when the property is sold. If a site is abandoned, all development costs associated with that property are written off.

Most of the operating expenses of the Company are related to the personnel directly performing the management services and the corporate management staff. Between 70% and 90% of the expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses that support the activities of the personnel such as travel, rent, telephone and office expenses. Since the Company's inception, the operating staff increases have been due primarily to the entrance of the Company into the home care business. However, the corporate staff has grown over that same period of time because of the need to have adequate personnel in place to support the development effort. Management expects that expenses associated with operating personnel will continue to increase significantly as the Company expands, but management does not expect to increase the number of corporate staff significantly during the next several years.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

INCOME
Total income increased $962,167 to $1,545,418 for the three months ended March 31, 1999 from $583,251 for the three months ended March 31, 1998. The increase was the net effect of increases in development fees recognized in 1999, reimbursement income and other income and decreases in management fees and home care fees.

MANAGEMENT FEES. Management fees decreased $14,374 to $189,158 for the three months ended March 31, 1999 from $203,532 for the three months ended March 31, 1998. On July 31, 1998 the Company sold the management rights for 361 units, primarily multi-family, which generated management fees of approximately $10,500 per month. The Company expects growth in fee income as the developed assisted living and independent living properties are completed and rented.

REIMBURSEMENT INCOME. Reimbursement income increased $66,589, to $368,307 for the three months ended March 31, 1999 from $301,718 for the three months ended March 31, 1998. The increase was the result of income received from the management of the assisted living facility in Virginia. The Company expects increases in reimbursement income as the number of properties under management increases.

DEVELOPMENT FEES. Development fees of $899,627 were recognized for the three months ended March 31, 1999. The income is recognized on a percentage of completion basis on the six 60-unit assisted living facilities and the four 30-unit independent senior housing residences currently being developed by the Company. The Company expects development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

OPERATING EXPENSES Operating expenses increased $517,855 to $1,370,687 for the three months ended March 31, 1999 from $852,832 for the three months ended March 31, 1998. The increase is due to personnel related expenses and administrative expenses.

PERSONNEL EXPENSE. Personnel expense increased $147,437 to $817,618 for the three months ended March 31, 1999 from $670,181 for the three months ended March 31, 1998. Site related personnel expense increased $66,589 for the three months due to the increase in personnel expense at the Virginia facility, as mentioned above. Personnel expenses also increased due to the increased development activity. The Company expects increases in personnel expense in future periods depending upon increases in management and development activity.

ADMINISTRATION AND OTHER EXPENSES. Administration and other expenses increased $366,544 to $533,312 for the three months ended March 31 1999 from $166,768 for the three months ended March 31, 1998. The increase reflects increases in the assisted living and independent senior housing development activity, and expenses related to operating the public company. The Company expects further increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate management of the Company.

OTHER INCOME AND EXPENSES. The Company earned $28,227 and $31,346 in interest income from the investment of cash and cash equivalents during the three months ended March 31, 1999 and 1998, respectively, and had an unrealized gain of $1,209 on funds held for development at March 31, 1999. The Company expects interest income from two sources in future periods. As the result of the issuance of preferred stock on May 3, 1999, the company will have additional funds held for development that will be invested in liquid investments. Second, the Company will begin recognizing a return on funds loaned to the owners of properties currently being developed. Interest expense of $5,678 was incurred in the three months ended March 31, 1998 on a bank loan, which was paid off with proceeds from the equity offering completed in January 1998.

NET INCOME (LOSS). The net income increased $446,871 ($.14 per share) to $202,958 ($.06 per share) for the three months ended March 31, 1999 from a net loss of $243,913 ($.08 loss per share) for the three months ended March 31, 1998. The increase was due to the increase in operating income. The Company expects to break even until properties currently being developed are completed and reach stabilized occupancy.


FINANCIAL CONDITION

MARCH 31, 1999 COMPARED TO DECEMBER 31, 1998

The Company had current assets of $426,326 on March 31, 1999 and $1,056,003 on December 31, 1998. The primary current asset on December 31, 1998 was investments held for development of $819,074. On March 31, 1999 the balance was $101,298, due to the Company's increased development activity. Investments held for development will increase in the second quarter from proceeds of the issuance of preferred stock on May 3, 1999. Prepaid expenses and other increased from $90,858 to $189,298 due primarily to the payment of certain operating expenses in the first quarter that will be allocated over the current year.

Development costs decreased to $394,905 at March 31, 1999 from $730,604 at December 31, 1998. During the initial stages of development, certain development costs are capitalized. When development fee income is recognized on a certain property, that property's associated costs become receivable from either THE, on a temporary basis, or from the permanent owner. Development costs will either be recouped with the successful completion of a property or written off if a site is abandoned.

Development fees and costs due from properties currently held by THE increased to $4,094,039 at March 31, 1999 from $2,603,656 at December 31, 1998. The increase is due to development fees and reimbursable costs on properties currently being developed owed to the Company.

Accounts receivable-affiliates increased to $553,431 at March 31, 1999 from $489,669 at December 31, 1998. The increase is due to advances made to an affiliate for operations at the Virginia facility.

Total liabilities increased $387,874 to $819,416 at March 31, 1999 from $431,542 at December 31, 1998 due primarily to commitments to affiliates with properties under construction.

Shareholder's equity increased to $4,769,932 at March 31, 1999 from $4,581,826 at December 31, 1998. The increase was the net effect of a decrease in unrealized gains on investment securities of $14,852 and the decrease in accumulated deficit due to the net income of $202,958.

LIQUIDITY AND CAPITAL RESOURCES

The Company has operated, and expects to continue to operate, on a negative cash flow basis due to start-up expenses and length of the development cycle. Currently, the Company's primary cash requirements include covering operating deficits and development expenses related to the development, construction and fill-up of 60 unit assisted living residences and 30 unit independent senior housing residences with services.

The net proceeds of the initial public offering were used to pay off the outstanding balance under the bank line of credit, to provide $3.5 million in development working capital for the assisted living and independent living projects and for general corporate purposes. The proceeds from the initial public offering designated for development were fully invested in assisted living and in dependent living properties by the end of the first quarter. The proceeds from the issuance of preferred stock during the second quarter will provide additional development working capital. The company anticipates that the proceeds from the issuance of preferred stock, the collection of development fees and costs receivable, together with construction funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. The Company currently has several sources of potential funding and does not anticipate that liquidity demands will not be met. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities.

As of May 3, 1999, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain investors contemplating a potential funding of up to $4.450 million (the "Funding"). The Funding provides for the private placement by the Company of up to 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") convertible into shares of the Company's Common Stock, no par value (the "Common Stock"). Pursuant to the Purchase Agreement, the Company shall issue and sell to the investors the Series B Preferred Stock in three tranches in the following amounts: (i) $3,000,000 of the stated value of the Series B Preferred Stock in the first tranche; (ii) $715,000 of the stated value of the Series B Preferred Stock in the second tranche; and (iii) $735,000 of the stated value of the Series B Preferred Stock in the third tranche. The first tranche was funded at the signing of the Purchase Agreement; the second tranche will be funded within 10 days of the Company filing a resale registration statement with the Securities and Exchange Commission with respect to the Series B Preferred Stock and the underlying Common Stock; and the third tranche will be funded within 10 days of such resale registration statement being declared effective by the Securities and Exchange Commission. Taylor House Enterprises, Ltd. ("THE"), the Company's parent, participated as an investor in the Funding, purchasing $60,000 of Series B Preferred Stock in the first tranche and committing to purchase $20,000 of Series B Preferred Stock in each of the next two tranches.

Holders of Series B Preferred Stock are entitled to receive, in preference to the holders of Common Stock or any other securities which are junior to the Series B Preferred Stock, cumulative dividends at an annual rate of 12% and shall be paid semi-annually in arrears on the first business day of January and July in each year (each, a "Dividend Date"), commencing on July 1, 1999. Dividends will be payable to holders of record as they appear on the stock books of the Company on the record date, which will be the December 15 or June 15, as the case may be, before the related Dividend Date.

The Series B Preferred Stock is convertible into shares of Common Stock at $4.00 per share until January 29, 2000 and, after such date, at the lower of $4.00 per share or the lowest bid price of the Common Stock during the 30 trading days preceding the date of conversion. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series B Preferred Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series B Preferred Stock held by such investor. The Purchase Agreement prohibits the investors and their affiliates from engaging in shorting transactions in the Common Stock at any time the Common Stock is trading below $8.00 per share.

The Company shall have the right to redeem the outstanding Series B Preferred Stock, in whole or in part, at any time and from time to time, from and after the first day on which the price of the Company's Common Stock exceeds $8.00 by paying to the holders of the Series B Preferred Stock 100% of its stated value, together with all accrued and unpaid dividends thereon through the date of redemption.

Until such time as all of the Series B Preferred Stock has been converted into Common Stock, or has been redeemed, the Company shall not, without the written consent of 75% of the holders of interest of the then outstanding shares of Series B Preferred Stock, incur any indebtedness except for: (i) indebtedness existing as of the closing of the first tranche, (ii) indebtedness (including guarantees thereof) secured by real property (including leasehold interests) incurred by the Company in connection with the development of, or purchase of, such real property, provided that such indebtedness does not exceed 80% of the fair market value of the property interest securing such indebtedness at the time such indebtedness is put in place or (iii) any guarantees of lines of credit used specifically to finance the working capital of affiliates which develop senior housing or assisted living facilities; provided, however, that prior to such time as all of the shares of Series B Preferred Stock are converted into shares of Common Stock, the aggregate amount of the guarantees referenced in sub-clause (iii) outstanding at any one time shall not exceed $3,000,000. Furthermore, until such time as all the Series B Preferred Stock has been converted into Common Stock, or have been redeemed, the Company must maintain a tangible net worth (determined in accordance with United States generally accepted accounting principals applied on a consistent basis) of at least $4,000,000.

Each purchaser of the Series B Preferred Stock has the right to cause the Company to redeem a portion of such purchaser's shares of Series B Preferred Stock, at any time and from time to time, after May 3, 2002 at 100% of the stated value of such shares, together with all accrued and unpaid dividends thereon through the date of redemption plus a Put Premium (as defined below). The maximum number of shares of Series B Preferred Stock, expressed as a percentage of the total number of shares of Series B Preferred Stock issued, that may be so redeemed during certain defined periods is set forth in the table below. The "Put Premium" shall be an additional payment by the Company to the holder of the Series B Preferred Stock being redeemed in an amount such that when added to the total dividends paid to such holder through the date of redemption will yield an annual percentage rate of return ("Total Return") to such holder set forth below opposite the period in which such redemption occurs. The additional amount represented by the Put Premium may, at the option of the holder of the Series B Preferred Stock, be paid in cash or in shares of registered Common Stock.

Redemption                     Maximum Percentage
Date                           of Shares Redeemed             Total Return

May 3, 2002 -
May 4, 2003                         33%                          18%

May 3, 2003 -
May 4, 2004                         66%                          19%

May 3, 2004 and thereafter         100%                          20%

If by October 30, 1999, the closing bid price for the Common Stock, on at least five trading days, is not at least $14.00 per share, then on November 4, 1999, THE shall transfer, out of its holdings of the Company's Common Stock, shares of unregistered Common Stock to the Company in the following amounts, and, on November 9, 1999, the Company shall deliver such shares of unregistered Common Stock to the purchasers of the Series B Preferred Stock, other than THE. The aggregate amounts of the Company's Common Stock that THE would dispose of from its holdings pursuant to this arrangement would range from 245,000 shares to 362,500 shares. If this provision becomes effective, the Company will not be issuing any new shares of its Common Stock.

The offers and sales to the purchasers of the Series B Preferred Stock were made pursuant to a claim of exemption under Section 4(2) of the Securities Act, as amended (the "Securities Act"). The Company did not use any general advertisement or solicitation in connection with the offer or sale of the Series B Preferred Stock to the investors. Each of the investors represented and warranted, among other things, that he or it was purchasing the Series B Preferred Stock for investment purposes and not with a view to distribution and that he or it was an "accredited investor" (as defined in Regulation D promulgated by the SEC). Appropriate legends were affixed to the certificates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          3.1 Articles of Incorporation of the Company (as amended). Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 (File No. 333-34367).

          3.1(a) Articles of Amendment filed October 6, 1997. Incorporated by reference to Exhibit 3.1(a) to Registration Statement on Form SB-2 (File No. 333-34367).

          3.1(b) Articles of Amendment filed March 19, 1999 incorporating Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock of Diversified Senior Services, Inc. to be designated 12% Series B Cumulative Convertible Preferred Stock. Incorporated by reference to
                    Exhibit 3.1(b) to Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 000-23321).

          3.1(c)    Articles of Correction filed April 23, 1999 *

          10.1 Securities Purchase Agreement dated as of May 3, 1999 among the Company and certain investors. *

          10.2 Registration Rights Agreement dated as of May 3, 1999 among the Company and certain investors. *

          27        Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

------------------------

*   Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                DIVERSIFIED SENIOR SERVICES, INC.
                                     REGISTRANT


                                By: /S/ G. L. CLARK, JR.
                                   --------------------------------
Date:  May 14, 1999                   G. L. Clark, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer

                                    EXHIBITS


          3.1 Articles of Incorporation of the Company (as amended). Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2 (File No. 333-34367).

          3.1(a) Articles of Amendment filed October 6, 1997. Incorporated by reference to Exhibit 3.1(a) to Registration Statement on Form SB-2 (File No. 333-34367).

          3.1(b) Articles of Amendment filed March 19, 1999 incorporating Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock of Diversified Senior Services, Inc. to be designated 12% Series B Cumulative Convertible Preferred Stock. Incorporated by reference to
                    Exhibit 3.1(b) to Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 000-23321).

          3.1(c)    Articles of Correction filed April 23, 1999 *

          10.1 Securities Purchase Agreement dated as of May 3, 1999 among the Company and certain investors. *

          10.2 Registration Rights Agreement dated as of May 3, 1999 among the Company and certain investors. *

          27        Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

------------------------

*   Filed herewith