Form 10QSB
period 1999-06-30
DIVERSIFIED SENIOR SERVICES INC
filed 1999-08-16
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended     JUNE 30, 1999
                                                    or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from _________ to ___________

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
                                                           --------------


Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of July 31, 1999, the Registrant had 3,301,400 shares of Common Stock, no par value, outstanding.


Transitional Small Business Disclosure Format     Yes___    No X

                       DIVERSIFIED SENIOR SERVICES, INC.

                                  FORM 10-QSB

                                 June 30, 1999

                               TABLE OF CONTENTS

                                                                      Page

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                  3

          Consolidated Statements of Operations                        4

          Statements of Changes In Shareholders' Deficit               5

          Consolidated Statements of Cash Flows                        6

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11

PART II:  OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds                   17

Item 4.   Submission of Matters to a Vote of Security Holders         19

Item 6.   Exhibits and Reports on Form 8-K                            19

SIGNATURE PAGE                                                        20

                       DIVERSIFIED SENIOR SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                          June 30,      December 31,
                                                                           1999            1998
                                                                        -----------     ------------
ASSETS
Current assets:
        Cash and cash equivalents                                        $259,632              $32,150
        Investments held for development (Note 5)                         125,731              819,074
        Accounts receivable--trade                                        225,355              113,921
        Prepaid expenses and other                                        196,803               90,858
                                                                         ---------           ---------
                                                                          807,521            1,056,003

Furniture and equipment, net (Note 4)                                      82,527               90,201
Development costs                                                         420,950              730,604
Development fees and costs due from affiliates (Note 3)                 6,376,338            2,603,656
Accounts receivable--affiliates (Note 3)                                  504,254              489,669
Other assets                                                               21,617               43,235
                                                                       ----------           ----------
                                                                       $8,213,207           $5,013,368
                                                                       ==========           ==========
       LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses                            $169,528             $200,774
        Commitments to affiliates with properties
               under construction                                         379,862               38,945
        Deferred salaries and bonuses                                     191,823              191,823
                                                                        ---------            ---------
                                                                          741,213              431,542
                                                                        ---------            ---------
       SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
        179,886 issued and outstanding at June 30,
        1999 and 178,386 at December 31, 1998                           3,579,462              891,930
Common stock, no par, authorized 100,000,000 shares;
        3,301,400 shares issued and outstanding at
        June 30, 1999 and December 31, 1998                             6,319,246            6,319,246
Unrealized (losses) gains on investments (Note 5)                         (38,721)              16,061
Deemed distribution                                                    (1,335,790)          (1,335,790)
Accumulated deficit                                                    (1,052,203)          (1,309,621)
                                                                        7,471,994            4,581,826
                                                                       -----------          -----------
                                                                       $8,213,207           $5,013,368
                                                                       ===========          ===========

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                            Three Months      Three Months     Six Months            Six Months
                                                                Ended           Ended            Ended                 Ended
                                                              June 30,        June 30,         June 30,              June 30,
                                                                1999            1998             1999                  1998
Income:
     Management fees                                          189,443         203,747           378,601               407,279
     Reimbursement income                                     435,694         365,555           804,001               667,273
     Development fees                                         386,705         317,006         1,286,332               317,006
     Home care fees                                            59,237          86,498           130,162               162,927
     Other                                                    140,563             367           157,964                 1,939
                                                            ---------         -------         ---------             ---------
                                                            1,211,642         973,173         2,757,060             1,556,424
                                                            ---------         -------         ---------             ---------
Expenses:
     Personnel related                                        873,063         732,897         1,690,681             1,403,078
     Administrative and other                                 203,400         200,467           736,712               367,235
     Depreciation and amortization                             19,966          18,128            39,723                34,011
                                                            ---------         -------         ---------             ---------
                                                            1,096,429         951,492         2,467,116             1,804,324
                                                            ---------         --------        ---------             ---------

Operating income (loss)                                       115,213          21,681           289,944              (247,900)
Other income (expenses):
     Interest and other income                                    -            69,174            28,227               100,520
     Interest and other expense                                (3,548)           -               (3,548)               (5,678)
                                                            ----------        --------        ---------              ---------
Net income (loss)                                             111,665          90,855           314,623              (153,058)

Preferred stock dividends                                      57,205            -               57,205                   -
                                                             --------         --------        ---------             ----------
Net income (loss) available for                               $54,460         $90,855          $257,418             $(153,058)
     common shareholders                                     ========         ========        =========             ==========

Per share data:
     Net income (loss) per common share - basic and diluted  $   0.02         $  0.03          $   0.08             $   (0.05)
                                                            =========       =========         =========             =========
     Weighted average shares outstanding - basic            3,301,400       3,300,000         3,301,400             3,192,265
                                                            =========       =========         =========             =========
     Weighted average shares outstanding - diluted          3,326,116       3,330,695         3,327,821             3,192,265
                                                            =========       =========         =========             =========

                        DIVERSIFIED SENIOR SERVICES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 For the Six Months Ended June 30, 1999 and 1998

                                  (Unaudited)



                                                                                Unrealized
                                  Preferred    Common      Preferred   Common   Gain on        Deemed       Accumulated
                                   Shares      Shares       Stock      Stock    Investments   Distribution   Deficit       Total
                                  ---------   ---------    --------    -------- ------------  ------------  ----------- ------------
Balance, January 1, 1998          178,836     1,800,000    $891,930   $     100    $-         $(1,335,790) $(1,291,826) $(1,735,586)
Issuance of common stock             -        1,500,000        -      6,314,986     -               -           -         6,314,986
Unrealized gain on investments       -           -             -          -       49,602            -           -            49,602
Net loss for the six months
    ended June 30, 1998              -           -             -          -         -               -         (153,058)    (153,058)
                                  --------    ---------    --------  ----------  -------     ------------  ------------ ------------
Balance, June 30, 1998            178,836     3,300,000    $891,930  $6,315,086  $49,602     $(1,335,790)  $(1,444,884) $ 4,475,944
                                  =======     =========    ========  ==========  =======     ============  ============ ============

Balance, January 1, 1999          178,386     3,301,400    $891,930  $6,319,246  $16,061     $(1,335,790)  $(1,309,621) $ 4,581,826
Issuance of preferred stock         1,500        -        2,687,532       -         -              -            -         2,687,532
Unrealized loss on investments       -           -             -          -      (54,782)          -            -           (54,782)
Net income for the six months
    ended June 30, 1999              -           -             -          -         -              -           257,418      257,418
                                  -------     ---------  ----------  ---------- ---------    ------------  -----------   ----------
Balance, June 30, 1999            179,886     3,301,400  $3,579,462  $6,319,246 $(38,721)    $(1,335,790)  $(1,052,203)  $7,471,994
                                  =======     =========  ==========  ========== =========    ============  ============  ==========

                       DIVERSIFIED SENIOR SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                           Three Months        Three Months       Six Months      Six Months
                                                              Ended                Ended            Ended           Ended
                                                            June 30,            June 30,           June 30,       June 30,
                                                              1999                1998             1999            1998
                                                          ------------        ------------       -----------    ----------
Operating activities:
Net income (loss)                                           $  54,460           $  90,855         $  257,418     $  (153,058)
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
   Depreciation and amortization                               19,966              18,128             39,723                34,011
   Changes in operating assets and liabilities:
    Accounts receivable                                      (103,361)            (18,251)          (111,434)             (36,844)
    Accounts receivable, affiliates                           (28,467)               -               (48,900)              -
    Development fees  receivable                             (386,705)           (317,006)          (957,766)             (317,006)
    Prepaid expenses                                           (5,924)             53,994            (96,864)              (21,303)
    Accounts payable, trade                                   (79,485)            (61,574)           (72,405)              (35,221)
    Accounts payable, affiliates                                4,202               9,602             13,805                19,205
    Interest payable                                              -                   -                 -               (33,070)
    Deferred salaries and bonuses                                 -               (18,000)              -               (620,090)
                                                          ------------          ---------        -----------           -----------
                  Total adjustments                          (579,774)           (333,107)        (1,233,841)           (1,010,318)
                                                          ------------          ---------        -----------           -----------
        Net cash used by operating activities                (525,314)           (242,252)          (976,423)           (1,163,376)
                                                          ------------          ---------        -----------           -----------
Investing activities:
    Investments held for development                          (64,363)            790,484            638,561           (2,739,159)
    Purchase of furniture and equipment                        (3,463)            (22,871)           (10,431)             (56,243)
    Development costs paid                                    (64,278)           (257,530)           (82,028)            (424,202)
    Advances to affiliate for properties in development    (1,860,060)           (104,878)        (2,045,139)            (104,878)
    Other                                                        -                   (520)             -                  (50,520)
                                                           -----------            --------        -----------          -----------
        Net cash provided (used) by investing activities   (1,992,164)            404,685         (1,499,037)          (3,375,002)
                                                           -----------            --------        -----------          -----------
Financing activities:
    Repayment of borrowings                                      -                   -                 -               (1,729,575)
    Proceeds from (costs of) issuance of common stock, net       -                (59,415)             -                6,442,650
    Proceeds from issuance of preferred stock, net          2,687,532                -             2,687,532                  -
    Advances from affiliates, net of repayments                73,442             (41,988)            20,510              (74,967)
    Other                                                       2,400                -                (5,100)                 -
                                                           ----------            ---------        -----------          ----------
       Net cash provided (used) by financing activities     2,763,374            (101,403)         2,702,942            4,638,108
                                                           ----------            ---------        -----------          ----------
Net increase in cash                                          245,896              61,030            227,482               99,730
Cash and cash equivalents - beginning                          13,736             116,856             32,150               78,156
                                                           ----------            --------         ----------           ----------
Cash and cash equivalents - ending                         $  259,632           $ 177,886         $  259,632           $  177,886
                                                           ==========           =========         ==========           ==========
Cash payments for interest                                 $    -               $    -            $    -               $   38,748
                                                           ==========           =========         ==========           ==========

                        DIVERSIFIED SENIOR SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


NOTE 1: SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year.

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

NOTE 3: RELATED PARTY TRANSACTIONS

The Company is developing seven properties for 60-unit assisted living facilities and four 30-unit independent senior housing residences with services. Five of the 60-unit and the four 30-unit projects are currently under construction. The owner of the properties is Taylor House Enterprises, Limited ("THE"), the majority stockholder of the Company. THE intends to sell the 60-unit properties to a third party owner after permanent financing is completed. At June 30, 1999 development fees of $2,422,111 and reimbursable costs of $3,954,227 are due to the Company. The Company is the guarantor on the construction loans for the properties currently under construction. The amount of the loans outstanding at June 30, 1999 was $4,880,162. The total commitment for the properties currently under construction is $8,800,000.

                        DIVERSIFIED SENIOR SERVICES, INC.

NOTE 3:  RELATED PARTY TRANSACTIONS (continued)

From time to time, the Company advances or borrows funds from THE or other related entities. The following schedule summarizes the related party activities for the six months ended June 30, 1999 and 1998.

                                                            Due from       Due (to) from
                                                           Affiliated        the  and
                                                          Partnerships     Subsidiaries           Total
                                                          ------------     --------------      ----------

Amounts due (to) from affiliates at January 1, 1998:      $ 233,616        $  76,791           $ 310,407
    Computer equipment lease payment due to THE               -               (3,005)             (3,005)
    Rent due to THE                                                          (16,200)            (16,200)
      Development fees and costs due from properties
       currently held by THE                                                 421,883             421,883
    Repayments to THE                                         -              277,242             277,242
    Advances from THE                                         -             (202,274)           (202,274)
                                                         -----------      -----------        ------------
    Balance, June 30, 1998                                $ 233,616       $  554,437         $   788,053
                                                         ===========      ===========        ===========

Amounts due from affiliates at January 1, 1999:           $ 233,616       $2,859,709         $ 3,093,325
    Computer equipment lease payment due to THE               -               (3,005)             (3,005)
    Rent due to THE                                           -              (10,800)            (10,800)
    Development fees and costs due from properties
       currently held by THE                                  -            3,772,682           3,772,682
       Advances from THE                                                    (100,000)           (100,000)
    Advances due from affiliate                               -              128,390             128,390
                                                         ----------       -----------      -------------
    Balance, June 30, 1999                               $  233,616       $6,646,976        $  6,880,592
                                                         ===========      ===========      =============

There was no interest income received from related parties during the six months ended June 30, 1999 and 1998. The amounts due from affiliated partnerships are collectible, but will not be realized until such time as certain partnerships terminate.

The Company earned income from a subsidiary of THE, which is owned by officers of the Company. The Company managed partnerships, whose general partner is the chief executive officer and a beneficial shareholder of the Company, for the six months ended June 30, 1999 and 1998 as follows:

                                                                            1999              1998
                                                                            ----              ----

         Management fees                                               $   160,036      $   145,878
         Reimbursement fees                                                367,829          270,403
         Home care fees                                                      6,240            6,240
                                                                       -----------      -----------
                                                                       $   534,105      $   422,521
                                                                       ===========      ===========

At June 30, 1999, $31,303 of such fees are included in trade accounts receivable and $66,283 is included in accounts receivable-affiliates.

                        DIVERSIFIED SENIOR SERVICES, INC.

NOTE 4:  FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                                                         June 30,         December 31,
                                                                           1999               1998
                                                                       ------------       -------------
         Computer equipment                                            $   173,988        $   163,557
         Office furniture                                                   52,005             52,005
                                                                       -----------        -----------
                                                                           225,993            215,562
       Less accumulated depreciation                                      (143,466)          (125,361)
                                                                       ------------       -----------
                                                                       $    82,527        $    90,201
                                                                       ===========        ===========

Depreciation expense for the six months ended June 30, 1999 and 1998 was $18,105 and $22,956.

NOTE 5:  INVESTMENTS HELD FOR DEVELOPMENT

The Company's investments held for development are invested in government and corporate bond mutual funds and are held for development and construction of assisted living and independent living facilities. These investments are classified as available for sale and, accordingly, unrealized losses of $38,721 at June 30, 1999 have been recorded in equity. The carrying value of the funds were based on current market prices at the statement date. Proceeds from sales of the company's investments for the six months ended June 30, 1999 were $2,062,410, resulting in gains of $34,277 and realized losses of $46,303. These gains and losses are reflected in other income in the financial statements.

NOTE 6:  ISSUANCE OF PREFERRED STOCK

On May 3, 1999, the Company issued 1,500 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The following gives the effect of the offering.

      Gross proceeds (1,500 shares at $2,000 per share)    $   3,000,000
      Offering expenses                                          312,468
                                                           -------------
                  Net proceeds from the offering           $   2,687,532
                                                           =============

The Company has preferred stock as follows:

                          June 30, 1999              December 31, 1998
                       Shares       Amount         Shares           Amount
Series A              178,386    $   891,930      178,386         $  891,930
Series B                1,500      2,687,532         -                  -
                      -------    -----------      -------         ----------
                      179,886    $ 3,579,462      178,386         $  891,930
                      =======    ===========      =======         ==========

NOTE 7:  PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the six months ended June 30, 1999 and 1998:

T
                                                           6/30/99        6/30/98
                                                           ---------      -------
Current taxes payable (refundable):
     Federal                                              $ 88,600        $   -
     State                                                  27,500            -
     Utilization of operating loss carryforwards          (116,100)           -
                                                         ----------       --------
                                                             -                -
                                                         ----------       --------
Deferred tax expense (benefit):
     Deferred compensation                                   5,300         126,500
     Start up costs                                          4,000           3,400
     Generation of state loss carryforwards                    -          (124,600)
     Generation of federal loss carryforwards                  -          (168,800)
     Utilization of loss carryforwards                     115,900           -
     All other changes                                      (1,400)         (1,100)
     Increase (decrease) in valuation allowance           (123,800)        164,600
                                                         ----------      ----------
                                                               -             -
                                                         ----------      ----------

Income tax benefit                                       $     -         $   -
                                                         ==========      ==========

NOTE 7:  PROVISION FOR INCOME TAXES - continued

The actual income tax benefit attributable to income (loss) from continuing operations for the six months ended June 30, 1999 and 1998 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                        6/30/99            6/30/98
                                                                       ---------          ----------

Computed "expected" tax expense (benefit)                              $ 105,400          $ (52,000)
Timing differences related to deferred compensation                       (4,800)          (116,100)
Timing differences related to depreciation and amortization               (2,300)            (1,100)
Utilization of net operating loss carryforward                           (97,900)               -
Generation of net operating loss carryforward                                -              168,800
All other changes                                                           (400)               400
                                                                      -----------          ---------

Income tax benefit                                                    $      -             $    -
                                                                      ==========           =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax assets are as follows. There are no significant deferred income tax liabilities.

                                                                        6/30/99         6/30/98
                                                                        ----------     -----------
Non-current deferred tax asset:
     Deferred compensation                                              $ 72,900        $  72,900
     Start-up costs                                                       29,100           43,400
     State operating loss carryforwards                                  209,900          217,400
     Federal operating loss carryforward                                 206,500          168,800
     All others                                                            7,900            7,700
                                                                      ----------        ---------
                                                                         526,300          510,200
-----
     Valuation allowance                                                (526,300)        (510,200)
                                                                      -----------       ----------

Net deferred tax asset                                                 $     -          $    -
                                                                      ===========       ==========

From May 17, 1996 (Date of Inception) through January 13, 1998, the Company was included in the consolidated federal return of THE; therefore, loss carryforwards for federal purposes have been utilized. Effective January 14, 1998, DSS and its subsidiaries file a consolidated federal return separate from THE.

At June 30, 1999 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                                               FEDERAL          STATE

     2001                                      $   -        $  (1,025,600)
     2002                                          -             (495,000)
     2003                                          -             (732,300)
     2018                                      (664,500)         (135,200)

                        DIVERSIFIED SENIOR SERVICES, INC.

NOTE 8:  EARNINGS PER SHARE

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

The following is a reconciliation of net income (loss) per share - basic and diluted for the six months ended June 30, 1999 and 1998:

                                                      6/30/99        6/30/98

     Net income (loss) - basic and diluted           $ 257,418       $ (153,058)
                                                     =========       ===========

     Weighted average shares outstanding - basic     3,301,400        3,192,265
     Additional shares issued assuming
         exercise of options                            76,729            -
     Shares assumed repurchased                        (50,308)           -
                                                     ----------       ----------
     Weighted average shares outstanding - diluted   3,327,821        3,192,265
                                                     ==========       ==========


NOTE 9:  SUBSEQUENT EVENTS

On July 13, 1999, the Company issued an additional 357.5 shares of 12% Series B Cumulative Convertible Preferred Stock (the "Stock") with no par value per share and a stated value of $2,000 per share. The Company received $673,300, which was net of a selling commission. The Company will have other expenses, not yet determined, that are associated with the offering. The Company will issue an additional 367.5 shares under the same terms to the same shareholders under certain conditions.

The Company completed the permanent financing on two 60-unit facilities on July 30, 1999. As part of the transaction those facilities were sold by Taylor House Enterprises to a third party not-for-profit organization. The Company has a management contract with the not-for-profit to manage the facilities for 10 years. The company agreed to provide loans to cover operating deficits at two properties as needed during the rent-up process. To further collateralize the commitment the Company obtained a $500,000 letter of credit from a bank.

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

The Company began offering home care services in August 1996 at selected apartment locations. The Company sold the home care business effective June 1, 1999 to an independent home care provider to exercise a strategy to expand the availability of services to its managed properties.

The Company is in the process of developing 60-unit assisted living residences in North Carolina and 30-unit independent senior housing residences with services throughout the Southeast. As of August 10, 1999, the Company has five 60-unit properties in the construction process, and an additional four sites approved under North Carolina's moratorium on new assisted living facilities. The construction process is estimated to be nine to twelve months for each 60-unit assisted living residence. The first 60- unit assisted living facility developed by the Company commenced operations in June, 1999. The Company began managing an assisted living property for an affiliated owner in October 1998. The property, located in South Boston, Virginia, is licensed for up to 64 residents but currently configured for 43 residents. It was completed in April 1998. The Company will provide working capital to this facility to cover operating deficits while the Company is pursuing permanent financing. With respect to the 30 unit residences, the Company has two sites under construction, two sites ready to begin construction, and an additional two sites under control, all of which have positive feasibility. The sites are in Virginia, South Carolina and North Carolina. Once construction of these 60-unit and 30-unit residences is completed, the Company will begin to recognize management fee income for the properties. The pace of development and construction depends upon the success of the Company in obtaining construction financing and permanent financing for the properties. There can be no assurance that the Company will consummate such financing on a regular, timely schedule, and if alternative financing cannot be arranged on terms acceptable to the Company, the Company may not be able to produce a pipeline of developed properties on a regular basis as scheduled. Management believes that in the future the development and management of assisted living facilities and residences for the elderly will provide the vast majority of the Company's revenues and profits.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

INCOME Total income increased $1,200,636 to $2,757,060 for the six months ended June 30, 1999 from $1,556,424 for the six months ended June 30, 1998. Total income increased $238,469 to $1,211,642 for the three months ended June 30, 1999 from $973,173 for the three months ended June 30, 1998. The increase was the net effect of increases in development fees recognized in 1999, reimbursement income and other income and decreases in management fees and home care fees.

MANAGEMENT FEES. Management fees decreased $28,678 to $378,601 for the six months ended June 30, 1999 from $407,279 for the six months ended June 30, 1998. For the three months ended June 30, 1999, management fees decreased $14,304 to $189,443 compared to $203,747 for the three months ended June 30, 1998. On July 31, 1998 the Company sold the management rights for 361 units, primarily multi-family, which generated management fees of approximately $10,500 per month. The Company expects growth in fee income as the developed assisted living and independent living properties are completed and rented.

REIMBURSEMENT INCOME. Reimbursement income increased $136,728, to $804,001 for the six months ended June 30, 1999 from $667,273 for the six months ended June 30, 1998. Reimbursement income was $435,694 and $365,555 for the three months ended June 30, 1999 and 1998, respectively. The increase was the result of income received from properties for personnel hired to manage the assisted living facility in Virginia and the two 60-unit assisted living facilities developed by the Company that began accepting residents in June and July. The Company expects increases in reimbursement income as the number of properties under management increases.

DEVELOPMENT FEES. Development fees increased $969,326 to $1,286,332 for the six months ended June 30, 1999 from $317,006 for the six months ended June 30,1998. Development fees were $386,705 for the three months ended June 30, 1999 compared to $317,006 for the three months ended June 30, 1998. The income is recognized on a percentage of completion basis on the seven 60-unit assisted living facilities and the four 30-unit independent senior housing residences currently being developed by the Company. The Company expects development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

OPERATING EXPENSES Operating expenses increased $662,792 to $2,467,116 for the six months ended June 30, 1999 from $1,804,324 for the six months ended June 30, 1998. For the three months ended June 30, 1999 and 1998, operating expenses were $1,096,429 and $951,492, respectively. The increase is due to personnel related expenses and administrative expenses.

PERSONNEL EXPENSE. Personnel expense increased $287,603 to $1,690,681for the six months ended June 30, 1999 from $1,403,078 for the six months ended June 30, 1998. Personnel expense was $873,063 for the three months ended June 30, 1999 compared to $732,897 for the three months ended June 30, 1998. Site related personnel expense increased $136,728 for the six months due to the increase in personnel expense at the Virginia facility and the two new 60-unit facilities, as mentioned above. Personnel expenses also increased due to the increased development activity. The Company expects increases in personnel expense in future periods depending upon increases in management and development activity.

ADMINISTRATION AND OTHER EXPENSES. Administration and other expenses increased $369,477 to $736,712 for the six months ended June 30, 1999 from $367,235 for the six months ended June 30, 1998. For the three months ended June 30, 1999 and 1998, administration and other expenses were $203,400 and $200,467, respectively. The increase reflects increases in the assisted living and independent senior housing development activity, and expenses related to operating the public company. The Company expects further increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate management of the Company.

OTHER INCOME AND EXPENSES. The Company earned $28,227 and $100,520 in interest income from the investment of cash and cash equivalents during the six months ended June 30, 1999 and 1998, respectively, and had an unrealized loss of $38,721 on funds held for development at June 30, 1999. The decrease is due to the decreased amount of funds held for development at June 30, 1999 compared to June 30, 1998. The Company expects interest income from two sources in future periods. As the result of the issuance of preferred stock, the company will have additional funds held for development that will be invested in liquid investments. Second, the Company will begin recognizing a return on funds loaned to the owners of properties currently being developed. Interest expense of $5,678 was incurred in the six months ended June 30, 1998 on a bank loan, which was paid off with proceeds from the equity offering completed in January 1998.

NET INCOME (LOSS). The net income increased $467,681 to $314,623 for the six months ended June 30, 1999 from a net loss of $153,058 for the six months ended June 30, 1998. The increase was due to the increase in operating income. For the three months ended June 30, 1999 and 1998, net income was $111,665 and $90,855, respectively.

PREFERRED STOCK DIVIDENDS. On May 3, 1999, the Company issued 1,500 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The Stock pays a 12% dividend semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding. Preferred stock dividends were $57,205 for the six months ended June 30, 1999.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS. The net income (loss) available to common shareholders increased $410,476 ($.13 per share) to $257,418 ($.08) per share for the six months ended June 30, 1999 from a net loss of $153,058 ($.05 loss per share) for the six months ended June 30, 1998. The increase was due to the net effect of an increase in operating income offset by the preferred stock dividends. For the three months ended June 30, 1999 and 1998, net income available for common shareholders was $54,460 ($0.02) per share) and $90,855 ($.03 per share), respectively. The Company expects to break even until properties currently being developed are completed and reach stabilized occupancy.


FINANCIAL CONDITION

JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998

The Company had current assets of $807,521 on June 30, 1999 and $1,056,003 on December 31, 1998. The primary current asset on December 31, 1998 was investments held for development of $819,074. On June 30, 1999 the balance was $125,731, due to the Company's increased development activity. Prepaid expenses and other increased from $90,858 to $196,803 due primarily to the payment of certain operating expenses in the first six months that will be charged during the current year.

Development costs decreased to $420,950 at June 30, 1999 from $730,604 at December 31, 1998. During the initial stages of development, certain development costs are capitalized. When development fee income is recognized on a certain property, that property's associated costs become receivable from either THE, on a temporary basis, or from the permanent owner. Development costs will either be recouped with the successful completion of a property or written off if a site is abandoned.

Development fees and costs due from properties currently held by THE increased to $6,376,338 at June 30, 1999 from $2,603,656 at December 31, 1998. The increase is due to development fees and reimbursable costs on properties currently being developed that are due to the Company.

Accounts receivable-affiliates increased to $504,254 at June 30, 1999 from $489,669 at December 31, 1998. The increase is due to advances made to an affiliate for operations at the Virginia facility.

Total liabilities increased $309,671 to $741,213 at June 30, 1999 from $431,542 at December 31, 1998 due primarily to payments of commitments to affiliates with properties under construction.

Shareholder's equity increased to $7,471,994 at June 30, 1999 from $4,581,826 at December 31, 1998. The increase was the net effect of the proceeds of $2,687,532 from the issuance of preferred stock, a decrease in unrealized gains on investment securities of $54,782 and the decrease in accumulated deficit due to the net income of $257,418.

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

The net proceeds of the initial public offering were used to pay off the outstanding balance under the bank line of credit, to provide $3.5 million in development working capital for the assisted living and independent living projects and for general corporate purposes. The proceeds from the initial public offering designated for development were fully invested in assisted living and in dependent living properties by the end of the first quarter of 1999. The proceeds from the issuance of preferred stock during the second, third and fourth quarters will provide additional development working capital. The company anticipates that the proceeds from the issuance of preferred stock, the collection of development fees and costs receivable, together with construction funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. The Company currently has several sources of potential funding and does not anticipate that liquidity demands will not be met. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by the Company will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

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

The Series B Preferred Stock is convertible into shares of the Company's Common Stock at $4.00 per share until January 29, 2000 and, after such date, at the lower of $4.00 per share or the lowest bid price of the Common Stock during the 30 trading days preceding the date of conversion. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series B Preferred Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series B Preferred Stock held by such investor. The Purchase Agreement prohibits the investors and their affiliates from engaging in shorting transactions in the Common Stock at any time the Common Stock is trading below $8.00 per share.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual meeting of Stockholders of the Company was held on May 13, 1999. The following matters were voted on at the annual Meeting:

   1)   Election of Directors.  The following persons were elected as directors:

                                                      Number of Shares
                                             ---------------------------------
                                                                 Voted Against
                                             Voted for             or Withheld
                                             ----------           ------------
        Susan L. Christiansen               3,266,854                1,700
        Walter H. Ettinger, Jr.             3,266,354                2,200

        Of the remaining three board members, one board member will stand for election in 2000, and two will stand for election in 2001.

   2) APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders ratified the appointment of The Daniel Professional Group, Inc. as independent auditors for the Company for the year 1999. There were 3,264,754 shares voted for approval; 0 shares voted against, 3,800 abstentions, and 32,846 shares not voting.

   3) ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK, THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK, AND THE ISSUANCE OF THE UNDERLYING SHARES OF COMMON STOCK UPON CONVERSION. The stockholders approved the issuance of Series B Convertible Preferred Stock, the issuance of the additional shares of common stock, and the issuance of the underlying shares of common stock upon conversion of the Series B Convertible Preferred Stock. There were 2,099,796 shares voted for approval; 88,200 shares voted against, 0 abstentions and 1,113,404 shares not voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

   10.1 Securities Purchase Agreement dated as of May 3, 1999 among the Company and certain investors. Incorporated by reference to Exhibit
         10.1 to Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999 (File No. 000-23321).

   10.2 Registration Rights Agreement dated as of May 3, 1999 among the Company and certain investors. * Incorporated by reference to
         Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999 (File No. 000-23321).

   27    Financial Data Schedule.*

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



                                   DIVERSIFIED SENIOR SERVICES, INC.
                                             REGISTRANT


                                   By: /S/ G. L. CLARK, JR.
                                      ---------------------
Date:  August 13, 1999                G. L. Clark, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer