Form 10QSB
period 1999-09-30
DIVERSIFIED SENIOR SERVICES INC
filed 1999-11-15
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ______________ to __________________

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
                                                              --------------


Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of October 31, 1999, the Registrant had outstanding 3,301,400 shares of Common Stock, no par value.



Transitional Small Business Disclosure Format     Yes___   No X

                       DIVERSIFIED SENIOR SERVICES, INC.

                                  FORM 10-QSB/A

                               SEPTEMBER 30, 1998


                                TABLE OF CONTENTS


                                                                        Page

PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets.............................   3

              Consolidated Statements of Operations...................   4

              Statements of Changes In Shareholders' Deficit..........   5

              Consolidated Statements of Cash Flows...................   6

              Notes to Consolidated Financial Statements..............   7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........  13

PART II:      OTHER INFORMATION

Item 2        Changes in Securities and use of Proceeds...............  18

Item 6.       Exhibits and Reports on Form 8-K........................  19

SIGNATURE PAGE........................................................  20

                       DIVERSIFIED SENIOR SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                 (Unaudited)
                                                                September 30,     December 31,
                                                                    1999            1998
ASSETS                                                          -------------     ------------

Current assets:
        Cash and cash equivalents                                 $2,748              $32,150
        Investments (Note 5)                                     501,354              819,074
        Accounts receivable - trade                              237,549              113,921
        Prepaid expenses and other                               138,516               90,858
                                                                 ---------          ----------
                                                                 880,167            1,056,003

Furniture and equipment, net (Note 4)                             96,907               90,201
Development costs                                                609,924             730,604
Development fees and costs due from affiliates (Note 3)        4,978,897           2,603,656
Accounts receivable - affiliates (Note 3)                        352,299             489,669
Accounts receivable - properties                                 853,708                -
Interest receivable - properties                                 145,608                -
Notes receivable - properties (Note 6)                         1,760,115                -
Other assets                                                     310,809             43,235
                                                              -----------        ------------
                                                              $9,988,434         $5,013,368
                                                              ===========        ============
       LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses                   $243,649           $200,774
        Commitments to affiliates with properties
               under construction                                471,079             38,945
        Accounts payable - affiliates (Note 3)                   721,285              -
        Deferred salaries and bonuses                            191,823            191,823
        Accrued preferred dividends                              109,532              -
                                                              -----------          ----------
                                                               1,737,368            431,542

       SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
       180,244 issued and outstanding at September 30,
        1999 and 178,386 at December 31, 1998 (Note 7)         4,252,762            891,930
Common stock, no par, authorized 100,000,000 shares;
        3,301,400 shares issued and outstanding at
        September 30, 1999 and December 31, 1998               6,319,246          6,319,246
Deemed distribution                                           (1,335,790)        (1,335,790)
Preferred dividends                                             (166,738)              -
Accumulated deficit                                             (818,414)        (1,293,560)
                                                              ------------       -------------
                                                               8,251,066          4,581,826
                                                              ------------       -------------
                                                              $9,988,434         $5,013,368

The accompanying notes are an integral part of the financial statements.


                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                               Three Months          Three Months            Nine Months             Nine Months
                                                  Ended                  Ended                  Ended                  Ended
                                               September 30,         September 30,           September 30,           September 30,
                                                   1999                   1998                   1999                   1998
                                               --------------        -------------           -------------           -----------
Income:
        Management fees                            232,448               203,681               652,903                636,913
        Reimbursement income                       549,455               338,938             1,353,456              1,006,211
        Development fees                           515,170               158,500             1,801,502                475,506
        Other                                       23,241                79,302               269,513                218,215
                                                -----------            -----------           ----------            ------------
                                                 1,320,314               780,421             4,077,374              2,336,845
                                                -----------            -----------           ----------            ------------
Expenses:
        Personnel related                          949,967               701,867             2,640,648              2,104,945
        Administrative and other                   295,296               229,418             1,032,008                596,653
        Depreciation and amortization               20,570                18,174                60,293                 52,185
                                                ------------            -----------          -----------           -------------
                                                 1,265,833               949,459             3,732,949              2,753,783
                                                ------------            -----------          -----------           -------------

Operating income (loss)                             54,481              (169,038)              344,425               (416,938)
Other income (expenses):
        Interest and other income                  145,263                47,342               173,490                147,862
        Interest and other expense                 (23,160)                 -                  (26,708)                (5,678)
                                                ------------          -------------         ------------           ------------
Net income (loss)                                  176,584              (121,696)              491,207               (274,754)

Preferred stock dividends                          109,533              -                      166,738              -
                                                ------------          -------------         ------------           ------------
Net income (loss) available for
        common shareholders                        $67,051             $(121,696)             $324,469              $(274,754)
                                                ============          =============         ============           ============
Per share data:
   Net income (loss) per common share -
     basic and diluted                              $0.02                 $(0.04)                $0.10              $   (0.09)
   Weighted average shares outstanding -        ============          =============         ============           ============
     basic                                      3,301,400              3,300,000             3,301,400              3,228,840
                                                ============          =============         ============           ============
  Weighted average shares outstanding -
     diluted                                    3,324,287              3,300,000             3,326,693              3,228,840
                                                ============          =============         ============           ============

The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Nine Months Ended September 30, 1999 and 1998

                                  (Unaudited)

                                 Preferred    Common    Preferred   Common       Deemed        Preferred   Accumulated
                                   Shares     Shares     Stock       Stock       Distribution  Dividends   Deficit         Total
                                 ---------    -------   ----------  --------    ------------   ----------  -------------  -------
Balance, January 1, 1998          178,836    1,800,000   $891,930       $100    $(1,335,790)   $     -     $(1,291,826) $(1,735,586)
Issuance of common stock             -       1,500,400      -      6,314,986         -               -           -        6,314,986
Unrealized loss on investments      -            -          -          -             -               -         (16,655)     (16,655)
Net loss for the nine months
   ended September 30, 1998         -            -          -          -              -              -        (274,754)    (274,754)
                                 --------   ----------   -------- ----------    ------------  ------------  -----------  -----------
Balance, September 30, 1998       178,836    3,300,400   $891,930 $6,315,086    $(1,335,790)  $      -     $(1,583,235)  $4,287,991
                                 ========   ==========   ======== ==========    ============  ============  ===========  ===========

Balance, January 1, 1999          178,386    3,301,400   $891,930 $6,319,246    $(1,335,790)         -     $(1,293,560)  $4,581,826
Issuance of preferred stock         1,858        -      3,360,832      -              -              -            -       3,360,832
Decrease in unrealized gain           -          -          -          -              -              -         (16,061)     (16,601)
Preferred dividends                   -          -          -          -              -          (166,738)        -        (166,738)
Net income for the nine months
   ended September 30, 1999           -          -          -          -              -              -         491,207      491,207
                                 --------    --------- ---------- ----------    ------------    ----------  ----------- ------------
Balance, September 30, 1999       180,244    3,301,400 $4,252,762 $6,319,246    $(1,335,790)    $(166,738) $ (818,414)  $8,251,066
                                 ========    ========= ========== ==========    ============    ==========  =========== ============


    The accompanying notes are an integral part of the financial statements.

                       DIVERSIFIED SENIOR SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                       Three Months         Three Months         Nine Months        Nine Months
                                                          Ended               Ended                 Ended              Ended
                                                       September 30,        September 30,       September 30,       September 30,
                                                            1999                1998                1999                1998

Operating activities:
Net income (loss)                                        $176,584            $(121,696)           $491,207            $(274,754)
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
   Depreciation and amortization                           20,570               18,174              60,293               52,185
   Gain on sale of management contracts                      -                  (7,700)               -                  (7,700)
   Changes in operating assets and liabilities:
     Accounts receivable                                  (12,194)              29,356            (123,628)              (7,488)
     Accounts receivable, affiliates                      (26,189)                -                (75,089)                 -
     Interest receivable                                 (157,359)                -               (157,359)                 -
     Development fees  receivable, net of collections    (113,075)            (158,500)         (1,070,841)            (475,506)
     Prepaid expenses                                      96,308                3,257                (556)             (18,046)
     Accounts payable, trade                              115,281                1,723              42,876              (33,498)
     Accounts payable, affiliates                           1,502                9,603              15,307               28,808
     Interest payable                                         -                   -                   -                 (33,070)
     Deferred salaries and bonuses                            -                   -                   -                (620,090)
                                                        ----------            ---------        ------------          ------------
           Total adjustments                              (75,156)            (104,087)         (1,308,997)          (1,114,405)
                                                        ----------            ---------        ------------          ------------
  Net cash provided (used) by operating activities        101,428             (225,783)           (817,790)          (1,389,159)
                                                        ----------            ---------        ------------          ------------
Investing activities:
     Investments held for development                    (336,902)             737,542             301,659           (2,001,617)
     Purchase of furniture and equipment                  (24,141)             (17,163)            (34,572)             (73,406)
     Development costs paid                              (165,397)            (394,445)           (247,425)            (818,647)
     Advances to affiliate for properties
           in development                                (214,836)            (219,699)         (2,259,975)            (324,577)
     Advances to and investment in properties          (1,159,280)                -             (1,159,280)                -
     Other                                                                      61,851                                   11,331
                                                        ----------            ---------        ------------          ------------
     Net cash provided (used) by
          investing activities                         (1,900,556)             168,086          (3,399,593)          (3,206,916)
                                                        ----------            ---------        ------------          ------------
Financing activities:
     Repayment of borrowings                                -                     -                   -              (1,729,575)
     Proceeds from (costs of) issuance of
           common stock, net                                -                     -                   -               6,442,650
     Proceeds from issuance of preferred stock, net       673,300                 -              3,360,832                 -
     Advances from affiliates, net of repayments          897,925                 -                918,435              (74,967)
     Preferred dividends paid                               -                     -                (57,205)                -
     Other                                                (28,981)                -                (34,081)                -
                                                        ----------            ---------        ------------          ------------
     Net cash provided by financing activities          1,542,244                 -              4,187,981            4,638,108
                                                        ----------            ---------        ------------          ------------
Net increase (decrease) in cash                          (256,884)             (57,697)            (29,402)              42,033
Cash and cash equivalents - beginning                     259,632              177,886             32,150                78,156
                                                        ----------            ---------        ------------          ------------
Cash and cash equivalents - ending                         $2,748             $120,189             $2,748              $120,189
                                                        ==========            =========        ============          ============
Cash payments for interest                                 $-                 $   -                $  -                 $38,748
                                                        ==========            =========        ============          ============


The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



NOTE 1: SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year.

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

NOTE 3: RELATED PARTY TRANSACTIONS

The Company is developing properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. The owner of the properties during development is Taylor House Enterprises, Limited ("THE"), the majority stockholder of the Company. THE intends to sell the properties to a third party owners after permanent financing is completed. At September 30, 1999 development fees of $1,966,291 and reimbursable costs of $3,012,606 are due to the Company. The Company is the guarantor on the construction loans for the properties currently under construction. The amount of the loans outstanding at September 30, 1999 was $2,769,586. The total commitment for the properties currently under construction is $2,769,586.

From time to time, the Company advances or borrows funds from THE or other related entities. The following schedule summarizes the related party activities for the nine months ended September 30, 1999 and 1998.

                                                        Due from         Due (to) from
                                                       Affiliated          THE  and
                                                      Partnerships       Subsidiaries        Total

Amounts due (to) from affiliates at January 1, 1998:   $ 233,616       $    76,791      $   310,407
    Computer equipment lease payment due to THE               -             (4,508)          (4,508)
    Rent due to THE                                                        (24,300)         (24,300)
      Development fees and costs due from properties
       currently held  by THE                                              800,082          800,082
    Repayments to THE                                         -            277,242          277,242
    Advances from THE                                         -           (202,274)        (202,274)
                                                     -----------       ------------     ------------
    Balance, September 30, 1998                      $   233,616       $   923,033      $ 1,156,649
                                                     ===========       ===========      ===========

Amounts due from affiliates at January 1, 1999:      $   233,616       $ 2,859,709      $ 3,093,325
    Computer equipment lease payment due to THE               -             (4,508)          (4,508)
    Rent due to THE                                           -            (10,800)         (10,800)
    Development fees and costs due from properties
       currently held by THE                                  -          2,375,240        2,375,240
    Interest receivable from affiliated properties            -            123,834          123,834
       Advances from THE                                                (1,172,940)      (1,172,940)
    Repayment to THE                                          -            120,000          120,000
    Advances due from affiliate                               -            209,594          209,594
                                                     -----------       -----------      -----------
    Balance, September 30, 1999                      $   233,616       $ 4,500,129      $ 4,733,745
                                                     ===========       ===========      ===========

There was no interest income received from related parties during the nine months ended September 30, 1999 and 1998. The amounts due from affiliated partnerships are collectible, but will not be realized until such time as certain partnerships terminate.

The Company earned income from a subsidiary of THE, which is owned by officers of the Company. The Company managed partnerships, whose general partner is the chief executive officer and a beneficial shareholder of the Company, for the nine months ended September 30, 1999 and 1998 as follows:

                                                 1999              1998
                                                 ----              ----

         Management fees                     $   246,249      $   218,678
         Reimbursement fees                      659,978          415,671
         Home care fees                            9,360            9,360
                                             -----------      -----------
                                             $   915,587      $   643,709
                                             ===========      ===========

At September 30, 1999, $28,560 of such fees are included in trade accounts receivable and $139,309 is included in accounts receivable-affiliates.

NOTE 4:  FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                                  September 30,     December 31,
                                                      1999              1998

         Computer equipment                       $   198,129      $   163,557
         Office furniture                              52,005           52,005
                                                  -----------      -----------
                                                      250,134          215,562
       Less accumulated depreciation                 (153,227)        (125,361)
                                                  ------------     ------------
                                                  $    96,907      $    90,201
                                                  ===========      ===========


Depreciation expense for the nine months ended September 30, 1999 and 1998 was $27,866 and $37,280.


NOTE 5:  INVESTMENTS

The Company's investments at September 30, 1999 include a $500,000 certificate of deposit at a bank which is being used as collateral for a letter of credit.

The remaining investments are invested in government and corporate bond mutual funds and are held for development and construction of assisted living and independent living facilities. These investments are classified as available for sale. The carrying value of the funds were based on current market prices at the statement date. Proceeds from sales of the company's investments for the nine months ended September 30, 1999 were $2,883,359, resulting in gains of $34,279 and realized losses of $85,987. These gains and losses are reflected in other income in the financial statements.



NOTE 6:  NOTES RECEIVABLE

Upon the completion of the permanent financing on four 60-unit assisted living facilities, the Company took notes receivable from the properties as follows:

                  9% note receivable with interest
                    payable semi-annually, due 2009       $  515,921

                  7% note receivable, due 2040               574,133

                  7% note receivable, due 2040               670,061
                                                          ----------
                                                          $1,760,115
                                                          ==========

The Company accrued interest of $29,899 for the nine months ended September 30, 1999. Maturities of the notes for future years are as follows:

                           2000                           $   86,206
                           2001                               93,965
                           2002                              102,422
                           2003                              111,640
                           2004                              121,688
                           later years                     1,244,194
                                                         ===========
                                                         $ 1,760,115
                                                         ============


NOTE 7:  ISSUANCE OF PREFERRED STOCK

On May 3, 1999 and July 13, 1999, the Company issued 1,500 and 358 shares, respectively, of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The following gives the effect of the offering.

         Gross proceeds (1,857.5 shares at $2,000 per share)       $ 3,715,000
         Offering expenses                                             354,168
                                                                 -------------
         Net proceeds from the offering                           $  3,360,832
                                                                 =============

The Company had preferred stock as follows:


                             September 30, 1999           December 31, 1998
                          Shares            Amount     Shares            Amount
         Series A         178,386     $     891,930    178,386     $   891,930
         Series B           1,858         3,360,832         -                -
                           ------     -------------        ---     -------------
                          180,244     $   4,252,762    178,386     $   891,930
                          =======     =============    =======     =============


NOTE 8:  PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the nine months ended September 30, 1999 and 1998:

                                                          9/30/99      9/30/98
Current taxes payable (refundable):
     Federal                                         $      110,300    $   -
     State                                                   26,599        -
     Utilization of operating loss carryforwards           (136,899)       -
                                                     ---------------  --------
                                                               -           -
                                                     ---------------  --------
Deferred tax expense (benefit):
     Deferred compensation                                  13,000     126,500
     Start up costs                                         15,200      10,400
     Generation of state loss carryforwards                   -       (147,100)
     Generation of federal loss carryforwards                 -       (215,300)
     Utilization of loss carryforwards                    154,,200        -
     All other changes                                     (15,000)     (1,400)
     Increase (decrease) in valuation allowance           (167,400)    226,900
                                                         ----------   ---------
                                                              -           -
                                                         ----------   ---------

Income tax benefit                                       $    -       $   -
                                                         ==========   =========



NOTE 8:  PROVISION FOR INCOME TAXES - continued

The actual income tax benefit attributable to income (loss) from continuing operations for the nine months ended September 30, 1999 and 1998 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                        9/30/99              9/30/98

Computed "expected" tax expense (benefit)                         $      110,300       $     (93,400)
Timing differences related to deferred compensation                       (4,800)           (116,100)
Timing differences related to depreciation and amortization               (4,200)             (7,100)
Utilization of net operating loss carryforward                          (110,300)                 -
Generation of net operating loss carryforward                                 -              215,300
All other changes                                                          9,000               1,300
                                                                  --------------       -------------
Income tax benefit                                                $           -        $          -
                                                                  ==============       =============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax assets are as follows. There are no significant deferred income tax liabilities.

                                                   9/30/99          9/30/98
Non-current deferred tax asset:
     Deferred compensation                      $    65,200      $    72,900
     Start-up costs                                  17,900           36,400
     State operating loss carryforwards             193,400          239,900
     Federal operating loss carryforward            184,700          215,300
     All others                                      21,500            8,000
                                             --------------    -------------
                                                    482,700          572,500
     Valuation allowance                           (482,700)        (572,500)
                                             ---------------   --------------

Net deferred tax asset                          $     -          $      -
                                             ===============   ==============

From May 17, 1996 (Date of Inception) through January 13, 1998, the Company was included in the consolidated federal return of THE; therefore, loss carryforwards for federal purposes have been utilized. Effective January 14, 1998, DSS and its subsidiaries file a consolidated federal return separate from THE.

At September 30, 1999 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                                              FEDERAL               STATE

                  2001                        $     -          $  (720,500)
                  2002                              -             (495,000)
                  2003                              -             (732,300)
                  2018                        (542,899)           (128,700)

NOTE 9:  EARNINGS PER SHARE

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

The following is a reconciliation of net income (loss) per share - basic and diluted for the nine months ended September 30;

                                                           1999         1998

     Net income (loss) - basic and diluted            $   324,469   $ (274,754)
                                                      ============  ===========

     Weighted average shares outstanding - basic         3,301,400    3,228,840
     Additional shares issued assuming
         exercise of options                                76,729        -
     Shares assumed repurchased                            (51,436)       -
                                                      ------------- -----------
     Weighted average shares outstanding - diluted       3,326,693    3,228,840
                                                      ============  ===========



NOTE 10:  SUBSEQUENT EVENTS

Between October 6, 1999 and November 4, 1999, the Company issued an additional
367.5 shares of 12% Series B Cumulative Convertible Preferred Stock (the "Stock") with no par value per share and a stated value of $2,000 per share. The Company received $706,400, which was net of a selling commission. The Company will have other expenses, not yet determined, that are associated with the offering.

Approximately $234,000 of commitments to affiliates with properties under construction have been paid with proceeds from construction loans and permanent financing that are obligations of the properties.

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

In July 1996 the Company acquired Residential Properties Management, Inc. ("RPM"), a wholly owned subsidiary of THE. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. On January 14, 1998, the Company completed its initial public offering. On February 16, 1998, the Company formed a wholly-owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the properties which the Company develops or acquires for third party owners. On July 22, 1998, the Company formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, for the purpose of developing and managing properties in Virginia.

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

The Company is in the process of developing 60-unit assisted living residences in North Carolina and 30-unit independent senior housing residences with services throughout the Southeast. As of November 10, 1999, the Company has two 60-unit properties (and one in Virginia) in the rent-up stage, three in the construction process, and an additional six sites approved under North Carolina's moratorium on new assisted living facilities. The construction process is estimated to be nine to twelve months for each 60-unit assisted living residence. The first two 60-unit assisted living facilities developed by the Company commenced operations in June and July, 1999. The Company began managing an assisted living property for an affiliated owner in October 1998. The property, located in South Boston, Virginia, is licensed for up to 64 residents but currently configured for 43 residents. It was completed in April 1998. The Company will provide working capital to this facility to cover operating deficits while the Company is pursuing permanent financing. With respect to the 30-unit residences, the Company has two sites under construction, two sites ready to begin construction, and an additional site under control, all of which have positive feasibility. The sites are in North Carolina. Once construction of these 60-unit and 30-unit residences is completed, the Company will begin to recognize management fee income for the properties. The pace of development and construction depends upon the success of the Company in obtaining construction financing and permanent financing for the properties. There can be no assurance that the Company will consummate such financing on a regular, timely schedule, and if alternative financing cannot be arranged on terms acceptable to the Company, the Company may not be able to produce a pipeline of developed properties on a regular basis as scheduled. Management believes that in the future the development and management of assisted living facilities and residences for the elderly will provide the vast majority of the Company's revenues and profits.

The Company is developing 30-unit and 60-unit properties for third party owners. The Company recognizes development fee income on the percentage of completion basis. Development costs are paid by the Company as incurred. Other development costs are reimbursed by the purchaser when the property is sold. If a site is abandoned, all development costs associated with that property are written off.

Most of the operating expenses of the Company are related to the personnel directly performing the management services and the corporate management staff. Between 70% and 90% of the expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses that support the activities of the personnel such as travel, rent, telephone and office expenses. Since the Company's inception, the operating staff increases and decreases have been due to the addition of properties under management and the entrance of the Company into the home care business. However, the corporate staff has grown over that same period of time because of the need to have adequate personnel in place to support the development effort. Management expects that expenses associated with operating personnel will continue to increase significantly as the Company expands, but management does not expect to increase the number of corporate staff significantly during the next several years.

DSS, RPM and DSSF are incorporated in North Carolina, and DSSVA is incorporated in Virginia and, as C corporations, file their federal income tax returns as part of a consolidated group. Prior to the initial public offering, DSS and RPM filed their federal income tax returns as part of THE's consolidated group. An income tax benefit has been recorded in 1996 and 1997 since the losses of DSS and RPM were applied to income in THE's consolidated group. DSS, RPM, DSSVA and DSSF file separate state returns since state income tax regulations do not permit filing consolidated returns.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

INCOME
Total income increased $1,740,529 to $4,077,374 for the nine months ended September 30, 1999 from $2,336,845 for the nine months ended September 30, 1998. Total income increased $539,893 to $1,320,314 for the three months ended September 30, 1999 from $780,421 for the three months ended September 30, 1998. The increase was due to increases in development fees recognized in 1999, reimbursement income, management fees and other income .

MANAGEMENT FEES. Management fees increased $15,990 to $652,903 for the nine months ended September 30, 1999 from $636,913 for the nine months ended September 30, 1998. For the three months ended September 30, 1999, management fees increased $28,767 to $232,448 compared to $203,681 for the three months ended September 30, 1998. The increase was due to the recognition of management fees on the two assisted living facilities developed by the Company, which commenced operations during the third quarter. On July 31, 1998 the Company sold the management rights for 361 units, primarily multi-family, which generated management fees of approximately $10,500 per month. The Company expects growth in fee income as the developed assisted living and independent living properties are completed and rented.

REIMBURSEMENT INCOME. Reimbursement income increased $347,245, to $1,353,456 for the nine months ended September 30, 1999 from $1,006,211 for the nine months ended September 30, 1998. Reimbursement income was $549,455 and $338,938 for the three months ended September 30, 1999 and 1998, respectively. The increase was the result of income received from the properties for personnel hired to manage the assisted living facility in Virginia and the two 60-unit assisted living facilities developed by the Company that began accepting residents in June and July. The Company expects increases in reimbursement income as the number of properties under management increases.

DEVELOPMENT FEES. Development fees increased $1,325,996 to $1,801,502 for the nine months ended September 30, 1999 from $475,506 for the nine months ended September 30,1998. Development fees were $515,170 for the three months ended September 30, 1999 compared to $158,500 for the three months ended September 30, 1998. The income is recognized on a percentage of completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences currently being developed by the Company. The Company expects development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

OPERATING EXPENSES Operating expenses increased $979,166 to $3,732,949 for the nine months ended September 30, 1999 from $2,753,783 for the nine months ended September 30, 1998. For the three months ended September 30, 1999 and 1998, operating expenses were $1,265,833 and $949,459, respectively. The increase is due to personnel related expenses and administrative expenses.

PERSONNEL EXPENSE. Personnel expense increased $535,703 to $2,640,648 for the nine months ended September 30, 1999 from $2,104,945 for the nine months ended September 30, 1998. Personnel expense was $949,967 for the three months ended September 30, 1999 compared to $701,867 for the three months ended September 30, 1998. Site related personnel expense increased $347,245 for the nine months due to the increase in personnel expense at the Virginia facility and the two new 60-unit facilities, as mentioned above. Personnel expenses also increased due to the increased development activity. The Company expects increases in personnel expense in future periods depending upon increases in management and development activity.

ADMINISTRATION AND OTHER EXPENSES. Administration and other expenses increased $435,355 to $1,032,008 for the nine months ended September 30, 1999 from $596,653 for the nine months ended September 30, 1998. For the three months ended September 30, 1999 and 1998, administration and other expenses were $295,296 and $229,418, respectively. The increase reflects increases in the assisted living and independent senior housing development activity, and expenses related to operating the public company. The Company expects further increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate management of the Company.

OTHER INCOME AND EXPENSES. The Company earned $173,490 and $147,862 in interest income from the investment of cash and cash equivalents and interest on funds loaned to the owners of properties being developed during the nine months ended September 30, 1999 and 1998, respectively. The increase is the net effect of an increase in interest on funds loaned to properties and a decrease in the amount of funds held for development at September 30, 1999 compared to September 30, 1998. The Company expects interest income in future periods from funds loaned to the owners of properties currently being developed.

NET INCOME (LOSS). The net income increased $765,961 to $491,207 for the nine months ended September 30, 1999 from a net loss of $274,754 for the nine months ended September 30, 1998. The increase was due to the increase in operating income and an increase in interest income. For the three months ended September 30, 1999, net income was $176,584 compared to a net loss of $121,696 for the three months ended September 30, 1998 and again the increase was due to increases in operating and interest income.

PREFERRED STOCK DIVIDENDS. On May 3 and July 13, 1999, the Company issued 1,500 and 357.5 shares, respectively, of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The Stock pays a 12% dividend semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding. Preferred stock dividends were $166,738 for the nine months ended September 30, 1999.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS. The net income (loss) available to common shareholders increased $599,223 ($.19 per share) to $324,469 ($.10 per share) for the nine months ended September 30, 1999 from a net loss of $274,754 ($.09 loss per share) for the nine months ended September 30, 1998. The increase was due to the net effect of an increase in net income reduced by the preferred stock dividends. For the three months ended September 30, 1999, net income available for common shareholders was $67,051 ($0.02 per share) compared to a net loss of $121,696 ($.04 per share) for the same period of 1998. The Company expects to break even until properties currently being developed are completed and reach stabilized occupancy.

FINANCIAL CONDITION

SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

The Company had current assets of $880,167 on September 30, 1999 and $1,056,003 on December 31, 1998. The primary current asset on December 31, 1998 was investments of $819,074. On September 30, 1999 the balance was reduced to $501,354, due to the Company's increased development activity. Accounts receivable-trade increased to $237,549 at September 30, 1999 compared to $113,921 at December 31, 1998 due to increases in DSSF consulting fees, which are not necessarily recurring. Prepaid expenses and other increased from $90,858 to $126,765 due primarily to the payment of certain operating expenses in the first nine months that will be charged during the current year.

Development costs decreased to $609,924 at September 30, 1999 from $730,604 at December 31, 1998. During the initial stages of development, certain development costs are capitalized. When development fee income is recognized on a certain property, that property's associated costs become receivable from either THE, on a temporary basis, or from the permanent owner. Development costs will either be recouped with the successful completion of a property or written off if a site is abandoned.

Development fees and costs due from properties currently held by THE increased to $4,978,897 at September 30, 1999 from $2,603,656 at December 31, 1998. The increase is due to development fees and reimbursable costs on properties currently being developed that are due to the Company. Development fees are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

The Company completed the permanent financing on four 60-unit facilities in June and July of 1999. As part of the transactions, those facilities were transferred by THE to a third party, not-for-profit organization. As a result of the transfer from THE to third parties, receivables previously recorded in development fees and costs due from properties are now recorded as accounts receivable-properties. At September 30, 1999, receivables from properties were $853,708. The Company also took notes totaling $1,760,115 as referenced in Note 6.

Accounts receivable-affiliates decreased to $352,299 at September 30, 1999 from $489,669 at December 31, 1998. The decrease is the net effect of collection of advances to THE offset by increases in the Company's advances made to an affiliate for operations at the Virginia facility.

Accounts payable-affiliates were $721,285 at September 30, 1999 for advances made by THE for costs associated with the permanent financing of four properties during the third quarter,

Total liabilities increased $1,305,826 to $1,737,368 at September 30, 1999 from $431,542 at December 31, 1998 due primarily to payments of commitments to affiliates with properties under construction, accounts payable to affiliates and preferred dividends payable. Approximately $234,000 of the commitments to affiliates with properties under construction have been subsequently paid and the remainder will be transferred to the respective property at permanent financing or will be paid out of those proceeds. The deferred salaries of $191,823 are payable at the discretion of the employees and more than likely will not be paid from cash.

Shareholder's equity increased to $8,251,066 at September 30, 1999 from $4,581,826 at December 31, 1998. The increase was the net effect of the proceeds of $3,360,832 from the issuance of preferred stock, a decrease in unrealized gains on investment securities of $16,061, a decrease due to the accrual of deferred dividends of $166,738 and the decrease in accumulated deficit due to the net income of $491,207.

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

INFORMATION CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities.

As of May 3, 1999, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain investors contemplating a potential funding of up to $4.450 million (the "Funding"). The Funding provides for the private placement by the Company of up to 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") convertible into shares of the Company's Common Stock, no par value (the "Common Stock"). Pursuant to the Purchase Agreement, the Company shall issue and sell to the investors the Series B Preferred Stock in three tranches in the following amounts: (i) $3,000,000 of the stated value of the Series B Preferred Stock in the first tranche; (ii) $715,000 of the stated value of the Series B Preferred Stock in the second tranche; and (iii) $735,000 of the stated value of the Series B Preferred Stock in the third tranche. The first tranche was funded at the signing of the Purchase Agreement. The second tranche was funded between July 13th and July 15th 1999. The third tranche was funded between October 6th and November 4th, 1999. Taylor House Enterprises, Ltd. ("THE"), the Company's parent, participated as an investor in the Funding, purchasing $60,000 of Series B Preferred Stock in the first tranche and $20,000 of Series B Preferred Stock in each of the next two tranches.

On August 3, 1999, a registration statement on Form S-3 covering the shares of common stock underlying the Series B Preferred Stock was declared effective by the United States Securities and Exchange Commission.

Holders of Series B Preferred Stock are entitled to receive, in preference to the holders of Common Stock or any other securities which are junior to the Series B Preferred Stock, cumulative dividends at an annual rate of 12% and shall be paid semi-annually in arrears on the first business day of January and July in each year (each, a "Dividend Date"). Dividends will be payable to holders of record as they appear on the stock books of the Company on the record date, which will be the December 15 or June 15, as the case may be, before the related Dividend Date.

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

Redemption                        Maximum Percentage
Date                              of Shares Redeemed       Total Return
-------------                     -------------------      -------------
May 3, 2002 -
May 4, 2003                              33%                     18%

May 3, 2003 -
May 4, 2004                              66%                     19%

May 3, 2004 and thereafter              100%                     20%



Pursuant to the terms of the Purchase Agreement, on November 4, 1999, THE transfered, out of its holdings of the Company's Common Stock, 362,500 shares of unregistered Common Stock to the Company and, on November 11, 1999, the Company delivered such shares of unregistered Common Stock to the purchasers of the Series B Preferred Stock, other than THE. The Company did not issue any new shares of its Common Stock.

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



                                  DIVERSIFIED SENIOR SERVICES, INC.
                                         REGISTRANT


                                  By: /S/ G. L. CLARK, JR.
Date:  November 12, 1999             ------------------------
                                     G. L. Clark, Jr.
                                     Executive Vice President and
                                     Chief Financial Officer