Form 10KSB
period 1999-12-31
DIVERSIFIED SENIOR SERVICES INC
filed 2000-03-30
CIK 1042323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended     DECEMBER 31, 1999
                                   -----------------
                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ________________________

                       Commission file number : 000-23321

                        DIVERSIFIED SENIOR SERVICES, INC.
                        ---------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

NORTH CAROLINA                                               56-1973923
--------------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

915 WEST 4TH STREET, WINSTON-SALEM, NC                       27101
--------------------------------------                       -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (336) 724-1000
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 25, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $5,599,230.

As of February 25, 2000, the registrant had 3,321,400 shares of Common Stock outstanding.

Registrant's revenues for the fiscal year ended December 31, 1999 were $5,111,050.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form KSB. [ ]

Transitional Small Business Disclosure Format        Yes___   No X

                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Shareholders to be held in 2000 (the "2000 Proxy Statement") is incorporated by reference into Part III of this Form 10-KSB

                                     PART I


     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THAT TERM IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE ACT) (SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934). ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES EXCHANGE COMMISSION, PRESS RELEASES OR OTHERWISE. STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE ACT. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUE, INCOME OR LOSS AND CAPITAL EXPENDITURES, STATEMENTS REGARDING FUTURE OPERATIONS, FINANCING NEEDS, ANTICIPATED COMPLIANCE WITH THE FINANCIAL COVENANTS IN LOAN AGREEMENTS, PLANS FOR ACQUISITION OR SALE OF ASSETS OR BUSINESSES AND CONSOLIDATION OF OPERATIONS OF NEWLY ACQUIRED BUSINESSES, AND PLANS RELATING TO PRODUCTS OR SERVICES OF THE COMPANY, ASSESSMENTS OF MATERIALITY, PREDICTIONS OF FUTURE EVENTS AND THE EFFECTS OF PENDING AND POSSIBLE LITIGATION, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. IN ADDITION, WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "INTENDS," "PLANS" AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

DIVERSIFIED SENIOR SERVICES, INC. ("Diversified") was founded to focus on the development and management of low and moderate income senior housing and assisted living facilities. We specialize in creating affordable community living alternatives for seniors with fixed incomes. Our goal is to offer a continuum of senior living arrangements: apartments managed specifically for the housing needs of elderly persons; enhanced housing providing additional services for convenient, worry free living; and, finally, assisted living residences when a greater level of support is necessary.

We believe that there is a growing demand for senior housing developed for the low and moderate income frail elderly, specifically in our targeted areas of smaller cities and towns throughout the Midatlantic and Southeast. Although we have been operating for less than four years, our senior management has over 20 years of experience in developing and operating housing specifically designed for this target population with a concentration in Eastern North Carolina.

Diversified was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited and began operations in July 1996 when Taylor House exchanged all of the stock of its wholly owned subsidiary, Residential Properties Management, Inc., for Diversified's common stock. Taylor House is a privately-held corporation controlled by the Diversified's senior management. Diversified completed its initial public offering in January 1998. Our common stock is quoted under the symbol DISS on the Nasdaq SmallCap Market.

We have focused our development efforts on two types of facilities: 60-unit assisted living residences and 30-unit senior housing residences. We have completed construction of 60-unit residences located in Mocksville and Hamlet, North Carolina. By early summer of this year, we expect that 60-unit facilities in Cherryville, Rocky Mount and Goldsboro, North Carolina will be completed. Our first 30-door residence in Pittsboro, North Carolina is scheduled to open in March, and our second 30-door residence in Kinston, North Carolina is scheduled to open in the fall.

Diversified's 30-unit independent living residences, known as "Somerset House," provide residents 24-hour security and emergency call system, housekeeping, linen service, nutritious meals and activities. Each Somerset House is designed as a large house compatible in style with, and situated in, a small town, residential neighborhood in close proximity to community resources such as churches and the public library. Each house is limited to 30 private apartments to assure a warm, home-like atmosphere. Each apartment has a bedroom area, a living area, a Pullman style kitchen and a private bath.

Our 60-unit assisted living residences, known as "Somerset Court," supplement the services provided in an independent setting by providing personal care services, including medication monitoring, dressing, grooming, mobility, home management and case management. Somerset Courts provide a comfortable home-like environment with a range of common areas to accommodate both large gatherings and small, more intimate groups. Each resident has a furnished, fully carpeted living area with separate entrance and temperature control.

In October 1998 we began managing an assisted living property in South Boston, Virginia for an affiliated owner. On March 1, 2000 we began managing assisted living properties in Newport and Shelby, North Carolina for a nonprofit owner.

In addition to these properties, as of February 29, 2000, our development pipeline includes five additional 60-unit sites and two additional 30-unit sites, all of which are under our control and with positive feasibility studies. We continue to identify additional markets with positive feasibility. We are also exploring the conversion to assisted living of two residential floors in one existing subsidized senior housing complex we manage.

In addition to the five assisted living facilities representing 288 potential residents that we currently manage, we also manage apartment complexes. As of February 29, 2000, we managed 52 residences, consisting of approximately 2,068 units located in four states, North Carolina, Pennsylvania and West Virginia.

Our internal growth program will focus on developing and operating 60-unit assisted living facilities and 30-unit independent senior housing residences. In addition to developing these new facilities, we will consider acquiring existing assisted living and senior housing facilities.

Between May 3, 1999 and November 6, 1999, we completed a private placement, funded over three closings, in which we issued 1,500 shares of 12% Series B Cumulative Convertible Preferred Stock. We received net proceeds of approximately $4,022,138 from the private placement. Subject to certain conditions, investors participating in the private placement were entitled to receive, as compensation, up to 362,500 shares of our common stock. Pursuant to the terms of the private placement, on October 31, 1999 Taylor House Enterprises, Limited returned 362,500 shares of our common stock held by Taylor House to us. On November 11, 1999, these shares were distributed to the selling shareholders. Because Taylor House returned the 362,500 shares of common stock, our aggregate amount of issued and outstanding shares of common stock did not change from this transaction.

Diversified has applied for trademark protection for both its Somerset House and Somerset Court service marks.

Diversified's executive offices are located at 915 West Fourth Street, Winston-Salem, North Carolina 27101. Our telephone number is (336) 724-1000.

COMPETITION

     The assisted living industry is highly competitive and fragmented. There are numerous small operators but also large, public, well-financed competitors. The scope of assisted living services varies substantially from one operator to another and with the requirements of one state to another. We believe that residential style assisted living offers an attractive approach to providing residential and personal care services for the elderly. We believe that (i) the increased emphasis by both federal and state governments on containing costs;
(ii) the limitations imposed in many states on the construction of additional skilled nursing facilities; and (iii) the decreasing viability of family care create a positive competitive environment for our residences. The primary consumers of assisted living and senior housing residences are persons over the age of 65.

     The competition in managing subsidized housing for the elderly is substantial with competition from numerous local, regional and national companies, many of which have greater financial resources than Diversified. There is increasing demand for such facilities due to the increasing population of elderly in the United States. Growth in this industry is dependent upon the continued availability of government financing and subsidies. We do not anticipate substantial near-term growth in this part of our business nor are we dependent on such growth for future profitability. Our senior management has over twenty years experience in subsidized housing, so we should be positioned to take advantage of this business if and when conditions change.

REGULATORY MATTERS

     Diversified's assisted living operations are subject to substantial regulation by governmental agencies. Assisted living facilities are generally subject to less regulation than other licensed health care providers, but more regulation than standard congregate care or independent living facilities. In North Carolina, Diversified's assisted living facilities are licensed as Adult Care Homes with capacities of 21 or more. Adult Care Homes are regulated by the North Carolina Department of Health and Human Services. In August 1997, the North Carolina General Assembly enacted a twelve-month moratorium on newly licensed beds while licensing procedures are studied to determine whether the existing licensing procedures need to be modified. In 1998 and 1999 the moratorium was extended for another twelve months, respectively. It is anticipated that the moratorium will result in stricter licensing procedures in North Carolina.

     North Carolina also has regulations applicable to facilities that are not technically assisted living providers but still offer substantially similar services. The regulations primarily require a notice filing with the state and are intended to assure that residents are given sufficient information to choose providers of personal care services that the facility is not licensed to provide. Although we do not believe that our 30-unit senior housing residences are subject to this regulation, we may elect to register our 30-unit facilities until the applicability of the regulation is clarified.

     The licensing statutes typically establish physical plant specifications, resident care policies and services, administration and staffing requirements, and emergency service procedures. Diversified's facilities must also comply with the requirements of the Americans With Disabilities Act and are subject to various local building codes and other ordinances, including fire safety codes. Diversified is a provider of services under Medicaid programs and is subject to Medicaid regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in Medicaid programs. Diversified believes it is in substantial compliance with all applicable regulatory requirements. No actions are pending against Diversified for non-compliance with any regulatory requirement.

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

     The North Carolina General Assembly sets the SA and ACH/PC rates. Effective October 1, 1999, the basic SA rate was set at $982 per month and the basic ACH/PC rate was set at $9.39 per day. Effective January 1, 2000, the ACH/PC rate was increased to $12.95 per day, which includes financial assistance for medication monitoring. In addition, Medicaid transportation increased to $.55 per day beginning January 1, 2000. For residents that require a higher level of care and are deemed to be "enhanced care" residents the ACH/PC rate paid in addition to basic SA is as follows:

       Extra assistance with eating                             $22.16 per day
       Extra assistance with toileting                          $16.23 per day
       Extra assistance with eating and toileting               $25.44 per day
       Extra assistance with locomotion                         $2.35 per day

"Enhanced care" residents are those who need extensive assistance or are totally dependent on other persons for eating, toileting or both.

     Subsidized apartments are also subject to substantial regulations primarily from HUD/FHA and the Rural Development Agency, as applicable. In most states, subsidized apartments are also subject to state and local building and fire codes. Approximately 54% of the units under management are eligible for rent subsidies under Housing Assistance Payment ("HAP") contracts. The treatment of HAP contracts upon expiration is administered by the United States Department of Housing and Urban Development. No current HAP contract affecting the Company's managed properties is up for renewal in 2000. The effect of the expiration of an individual property's HAP contract without renewal varies and depends on the market rent for the specific market area.

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the cost of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Our activities are not anticipated to generate any environmentally controlled substance other than a limited amount of medical waste. We contract with a third party to properly dispose of waste products. We obtain a Phase I environmental report on all potential development sites before acquisition., The State of North Carolina issued an environmental no-action letter at the request of the owner of our Shelby facility. The no-action letter was requested because of the presence of pollutants upstream and provides that the State of North Carolina does not presently intend to institute environmental proceedings. The no-action letter does not preclude the federal government from instituting its own environmental proceedings against the owner of the property. Although we are not aware of any other material environmental issues affecting any property we operate, as a developer, owner and/or manager of real property environmental concerns could impact the our operations.

EMPLOYEES

     As of December 31, 1999, we had 180 employees, 83 of whom are full-time. None of our employees are subject to collective bargaining agreements and none of our employees have been on strike in the past three years.


ITEM 2. DESCRIPTION OF PROPERTIES.


CORPORATE OFFICES

     We sublease 90% of the office and administrative building located at 915 West Fourth Street, Winston-Salem, North Carolina from Taylor House at a monthly rent of $2,700 plus its share of property insurance and maintenance expenses. There is no written sub-lease. The base lease between Taylor House and an independent third party expired in March 2000. We are currently exploring the alternatives of renewing the lease or obtaining office space at another location.

     We lease office space in Raleigh, North Carolina for a regional property team. The leased premises are controlled by an affiliate. The lease is month-to-month at a monthly rent of $415. We also lease office space in Port Royal, Pennsylvania from an unrelated third party for a regional property team. The lease is for a term of one year.

     Our subsidiary, DSS Funding, Inc., leases office space in New York, New York from an unrelated third party for approximately $2,200 per month, on a month-to-month basis. There is no written lease.

PROPERTIES MANAGED AT MARCH 15, 2000

           PROPERTY NAME                                           CITY               STATE          #UNITS
---------------------------------------------------------------------------------------------------------------------
           PROPERTIES CURRENTLY UNDER MANAGEMENT
(1)        Adelaide Walters                                        Chapel Hill        NC                24
(1)        Agape Homes                                             Valdese            NC                30
(1) (2)    Balsam Grove                                            Brevard            NC                40
(1) (2)    Cape Fear                                               Wilmington         NC                89
(1)        Dogwoods                                                Farmville          NC                24
(1) (2)    Duplin County Housing for the Elderly                   Rose Hill          NC                85
           Fiesta Drive Properties                                 Greensboro         NC                 8
(1)        Hampton Woods I                                         Jackson            NC                15
(1)        Hampton Woods II                                        Jackson            NC                10
(1)        Heritage Homes                                          Henderson          NC                50
(1)        Hobart Jackson Estates                                  Reidsville         NC                36
(2)        Hoffman Homes                                           Gastonia           NC                81
           In-Chu-Co                                               Chapel Hill        NC                79
(1)        Jackson Village                                         Sylva              NC                24
(1)        Kirkwood I                                              Goldsboro          NC               100
(1)        Kirkwood II                                             Goldsboro          NC                40

           PROPERTY NAME                                           CITY               STATE          #UNITS
---------------------------------------------------------------------------------------------------------------------

(1)        Lion's Senior Village                                   Shelby             NC                40
           Morehead Glen                                           Durham             NC                20
           Oaks at Spring Garden                                   Greensboro         NC               192
           Point South                                             Greensboro         NC                23
(1) (4)    Prince Court                                            Rocky Mount        NC                30
(1) (2)    RM Wilson                                               Rocky Mount        NC                50
           Rolling Hills Townhomes                                 Salisbury          NC                61
(1)        Scott Mitchell I                                        Norlina            NC                14
(1)        Scott Mitchell II                                       Norlina            NC                16
(1) (2)    Sir Walter                                              Raleigh            NC               140
(3)        Somerset Court of Hamlet                                Hamlet             NC                60
(3)        Somerset Court of Mocksville                            Mocksville         NC                60
(3)        Somerset Court of Newport                               Newport            NC                64
(3)        Somerset Court of Shelby                                Shelby             NC                64
(1) (2)    Somerset House of Pittsboro                             Pittsboro          NC                30
           The Summit at Cullowhee                                 Cullowhee          NC                48
(2)        University Apartments                                   Durham             NC               114
(1)        Wesbury                                                 Concord            NC                50
(1)        Wesbury Plaza                                           Concord            NC                40
           West Park                                               Durham             NC                10
(2)        Yadkin Trail Homes                                      Raeford            NC                48
           Big Valley Apartments                                   Reedsville         PA                12
           Brown Apartments                                        Reedsville         PA                20
           Cedar Acres I & II                                      Mifflintown        PA                32
(2)        Centre Estates I                                        Boalsburg          PA                40
(2)        Centre Estates II                                       Boalsburg          PA                40
           East Berlin Manor Apartments                            East Berlin        PA                19
           Evergreen Pointe                                        Danville           PA                48
(2)        Fayette Acres                                           McAllisterville    PA                10
           Findlay Park                                            Mercersburg        PA                15
           Middlecreek Village                                     Kreamer            PA                12
(1) (2)    North Street Manor                                      Mifflintown        PA                30
           Randall Brake Apartments                                Mercersburg        PA                 4
(2)        Rockwood Gardens II                                     Rockwood           PA                10
(1) (2)    Southview Apartments                                    McAllisterville    PA                32
(1)        Susquehanna Apartments                                  Duncannon          PA                28
(1) (2)    Tuscarora Acres I                                       Port Royal         PA                17
(1)        Tuscarora Acres II                                      Port Royal         PA                12
(2) (3)    Somerset Court of South Boston                          South Boston       VA                43
(1)        Senior Square                                           Elizabeth          WV                24

           PROPERTY NAME                                           CITY               STATE          #UNITS
---------------------------------------------------------------------------------------------------------------------
(3)        60 UNIT PROPERTIES UNDER CONSTRUCTION
(2)        Somerset Court of Cherryville                           Cherryville        NC                60
(2)        Somerset Court of Goldsboro                             Goldsboro          NC                60
(2)        Somerset Court of Rocky Mount                           Rocky Mount        NC                60

           30 UNITS UNDER CONSTRUCTION
(1)
(2)        Somerset House of Kinston                               Kinston            NC                30

NOTES

(1)      Senior housing

(2)      Controlled by an affiliate

(3)      Assisted living properties

(4) This property was destroyed by flooding resulting from Hurricane Floyd in the fall of 1999. The owner is rebuilding the property and we continue to receive a management fee for monitoring construction and working with the prior residents in interim housing.


INVESTMENT POLICIES


     Our developed properties are generally owned by affiliates or by third party nonprofit entities. We have the right to buy each developed property owned by an affiliate at the affiliate's cost, but not more than fair market value, at any time after we determine that the property has achieved stabilized operations. The definition of "stabilized operations" is determined by Diversified from time to time in its sole discretion.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Effective January 10, 1998, Diversified's Common Stock was approved for quotation on the Nasdaq Small Cap market under the symbol "DISS." The following table summarizes the high and low sales price for the years ended December 31, 1998 and 1999.

         1999

                  QUARTER           HIGH             LOW

                  First             $4.8125        $2.4375
                  Second            $4.8750        $3.2500
                  Third             $4.0000        $2.8750
                  Fourth            $3.5000        $2.0000


         1998

                  QUARTER           HIGH             LOW

                  First             $6.125         $3.875
                  Second            $5.375         $3.500
                  Third             $5.938         $3.688
                  Fourth            $5.063         $3.000


HOLDERS OF RECORD

     There were approximately 17 shareholders of record of Common Stock as of February 25, 2000. This number does not include beneficial owners holding shares through nominees or "street" names. Diversified believes that it has approximately 500 beneficial holders of Common Stock.

DIVIDEND POLICY

     Diversified has not paid any cash dividends on its Common Stock since its inception and does not currently anticipate paying dividends on its Common Stock in the foreseeable future. We intend to reinvest earnings, if any, in the development and expansion of our business. Any future declaration of cash dividends will be at the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other pertinent factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF DIVERSIFIED AND THE NOTES TO FINANCIAL STATEMENTS.

OVERVIEW

     Diversified Senior Services, Inc. ("Diversified") was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("Taylor House") and began operations in July 1996. Diversified manages apartments, primarily for seniors, and develops and manages assisted living properties and independent living properties for seniors. All properties target low and moderate income residents.

     In July 1996 Diversified acquired Residential Properties Management, Inc. ("RPM"), a wholly owned subsidiary of Taylor House. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. On January 14, 1998, Diversified completed its initial public offering. On February 16, 1998, Diversified formed a wholly owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the properties which Diversified develops or acquires for third party owners. On July 22, 1998, Diversified formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, for the purpose of developing and managing properties in Virginia.

     Diversified began offering home care services in August 1996 at selected apartment locations. We sold the home care business effective June 1, 1999 to an independent home care provider to execute a strategy to expand the availability of services to its managed properties.

     Diversified anticipates growth in income from a moderate increase in the number of residential units managed and from inflationary effects on rent and service fees. All personnel located at the residences are our employees. However, we are reimbursed for the services of site personnel. Diversified anticipates moderate growth in reimbursement income because of increases in salaries of site personnel and an increase in the number of complexes under management.

     Diversified continues to develop 60-unit assisted living residences and 30-unit independent senior housing residences with services. As of March 15, 2000, Diversified has three assisted living properties in final rent-up, three nearing the completion of construction, and controls six additional sites approved under North Carolina's moratorium on new assisted living facilities. The construction process is estimated to be nine to twelve months for each 60-unit assisted living residence.

     Our first two 60-unit assisted living facilities commenced operations in June and July, 1999. We also began managing an assisted living property for an affiliated owner in October 1998. The property, located in South Boston, Virginia, is licensed for up to 64 residents but currently configured for 43 residents. It was completed in April 1998. On March 1, 2000 Diversified began managing two 64 resident assisted living facilities located in Newport and Shelby, North Carolina.

     We completed construction of our first 30-unit residence in March 2000, and we have another site scheduled for completion this summer. There are two sites ready to begin construction and an additional site we control, all of which have positive feasibility. All sites are in North Carolina.

     Upon completion of these 60-unit and 30-unit residences, we will begin to recognize management fee income from the properties. Our development and construction pace depends upon our success in obtaining construction and permanent financing. There can be no assurance that we will obtain financing on a regular, timely schedule. If alternative financing cannot be arranged on acceptable terms, we may not be able to produce a pipeline of developed properties on a regular basis. We believe that in the future the development and management of assisted living facilities and residences for the elderly will provide the vast majority of Diversified's revenues and profits.

     Diversified develops properties for third party owners. Diversified recognizes development fee income on the percentage of completion basis. Development costs are paid by Diversified as incurred and are reimbursed by the purchaser when the property is sold. If a site is abandoned, all development costs associated with that property are written off.

     Most of the operating expenses of Diversified are related to the personnel directly performing the management services and the corporate management staff. Between 70% and 80% of the expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses that support the activities of the personnel such as travel, rent, telephone and office expenses. Since Diversified's inception, the operating staff increases have been due to the addition of properties under management. However, the corporate staff has grown over that same period of time because of the need to have adequate personnel in place to support the development effort. We expect that expenses associated with operating personnel will continue to increase significantly as Diversified expands, but we do not expect the number of corporate staff to increase significantly during the next several years.

     Diversified, RPM and DSSF are incorporated in North Carolina, and DSSVA is incorporated in Virginia and, as C corporations, file federal income tax returns as part of a consolidated group. Prior to the initial public offering, Diversified and RPM filed their federal income tax returns as part of Taylor House's consolidated group. An income tax benefit has been recorded in 1996 and 1997 since the losses of Diversified and RPM were applied to income in Taylor House's consolidated group. Diversified, RPM, DSSF and DSSVA file separate state returns since state income tax regulations do not permit filing consolidated returns.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

INCOME

     Total income increased $1,466,893, to $5,111,050 for the year ended December 31, 1999 from $3,644,157 for year ended December 31, 1998. The increase was primarily due to increases in development fees, reimbursement income, and management fees.

     MANAGEMENT FEES. Management fees increased $47,789 to $886,595 for 1999 from $838,806 for the year ended December 31, 1998. The increase was due to the recognition of management fees on the two assisted living facilities developed by Diversified, which commenced operations during the third quarter of 1999. On July 31, 1998 Diversified sold the management rights for 361 units, primarily multi-family, which generated management fees of approximately $10,500 per month. Diversified expects growth in fee income as the developed assisted living and independent living properties are completed and rented.

     REIMBURSEMENT INCOME. Reimbursement income increased $572,379 to $1,951,977 for 1999 from $1,379,598 for the year ended December 31, 1998. The increase was the result of income received from the properties for personnel hired to manage the assisted living facility in Virginia and the two 60-unit assisted living facilities developed by Diversified that began accepting residents in June and July of 1999. Diversified expects increases in reimbursement income as the number of properties under management increases.

     DEVELOPMENT FEES. Development fees increased $777,586 to $1,913,365 for the year ended December 31, 1999 from $1,135,779 for the year ended December 31, 1998. The income is recognized on a percentage of completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences currently being developed by Diversified. Diversified expects development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

     OTHER INCOME. Other income increased $69,139 to $359,113 for the year ended December 31, 1999 from $289,974 for the year ended December 31, 1998. The increase is due to an increase in consulting fees earned by DSSF offset by a decrease in home care fees. On June 1, 1999, Diversified sold the home care business to an independent home care provider. Diversified expects consulting fees earned by DSSF to be cyclical, just as development fee income mentioned above.

OPERATING EXPENSES

     Operating expenses increased $857,151 to $4,679,693 for the year ended December 31, 1999 from $3,822,542 for the year ended December 31, 1998. The increase is due to personnel related expenses and administrative expenses.

     PERSONNEL EXPENSE. Personnel expense increased $756,124 to $3,637,120 for 1999 from $2,880,996 for 1998. Site related personnel expense increased $572,379 for the year due to the increase in personnel expense at the Virginia facility and the two new 60-unit facilities, as mentioned above. Personnel expenses also increased due to the increased development activity. Diversified expects increases in personnel expense in future periods depending upon increases in management and development activity.

     Beginning January 1, 1999 Diversified changed its method of accounting for development related costs, primarily personnel costs. Prior to 1999, personnel costs related to development activities were capitalized and charged to development fee income as it was recognized. Had development related personnel costs been expensed rather than capitalized, personnel costs for 1998 would have been $3,146,159 compared to $3,637,120 for 1999, an increase of $490,961.

     ADMINISTRATIVE AND OTHER EXPENSES. Administration and other expenses increased $83,456 to $954,709 in 1999 from $871,253 in 1998. The increase reflects increases in the assisted living and independent senior housing development activity, and expenses related to operating the public company. Diversified expects further increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases attributable to corporate management of Diversified.

     Due to the change in accounting for development related costs mentioned above, administrative and other expenses would have been $934,656 for the year ended December 31, 1998 compared to $954,709 for 1999, an increase of $20,053.

     OTHER INCOME AND EXPENSES. Diversified earned $277,382 and $166,268 in interest income from the investment of cash and cash equivalents and interest on funds loaned to the owners of properties being developed during the year ended December 31, 1999 and 1998, respectively. The increase is the net effect of an increase in interest on funds loaned to properties and a decrease in the amount of funds held for development at December 31, 1999 compared to December 31, 1998. Diversified expects interest income in future periods from funds loaned to the owners of properties currently being developed.

     NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DEVELOPMENT RELATED COSTS. The net income before the cumulative effect increased $719,575 to $701,780 for the year ended December 31, 1999 from a net loss of $17,795 for the year ended December 31, 1998. The increase was due to the increase in operating income and an increase in interest income.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DEVELOPMENT RELATED COSTS. The change in accounting policy resulted in the write off of salaries and administrative and other expenses in the amount of $328,566 capitalized in development costs at January 1, 1999.

     NET INCOME (LOSS). Net income increased $391,009 to $373,214 for the year ended December 31, 1999 from a net loss of $17,795. The increase was due to the increases in operating and interest income.

     PREFERRED STOCK DIVIDENDS. On May 3, July 13 and October 4, 1999, Diversified issued 1,500 shares, 358 shares and 367 shares, respectively, of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The Stock pays a 12% dividend semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding. Preferred stock dividends were $299,941 for the year ended December 31, 1999.

     NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS. The net income (loss) available to common shareholders increased $91,068 ($.03 per share) to $73,273 ($.02 per share) for the year ended December 31, 1999 from a net loss of $17,795 ($.01 loss per share) for the year ended December 31, 1998. The increase was due to the net effect of an increase in operating income offset by the cumulative effect of the change in accounting policy and the preferred stock dividends. Diversified expects to break even until properties currently being developed are completed and reach stabilized occupancy.



FINANCIAL CONDITION

DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

     Diversified had current assets of $1,941,355 on December 31, 1999 and $1,056,003 on December 31, 1998. The primary current asset on December 31, 1998 was investments of $819,074. The decrease was due to Diversified's increased development activity. The primary current asset on December 31, 1999 was development fees and costs due from affiliates of $1,235,650. This amount was collected in the first quarter of 2000. See Note 14 to Financial Statements. Accounts receivable-trade decreased from $113,921 to $86,893 due to decreased activity in home care and prepaid expenses and other increased from $90,858 to $120,109 due primarily to the payment of certain expenses for 2000. Diversified expects receivables to increase as Diversified increases management of apartment units and assisted living residences.

     Development costs decreased to $606,911 at December 31, 1999 from $730,604 at December 31, 1998. During the initial stages of development, certain development costs are capitalized. When development fee income is recognized on a certain property, that property's associated costs become receivable from either Taylor House, on a temporary basis, or from the permanent owner. Development costs will either be recouped with the successful completion of a property or written off if a site is abandoned.

     Development fees and costs due from properties currently held by Taylor House increased to $3,917,140 at December 31, 1999 from $2,603,656 at December 31, 1998. The increase is due to development fees and reimbursable costs on properties currently being developed that are due to Diversified. Development fees are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

     Diversified completed the permanent financing on four 60-unit facilities in June and July of 1999. As part of the transactions, those facilities were transferred by Taylor House to a third party, not-for-profit organization. As a result of the transfer from Taylor House to third parties, receivables previously recorded in development fees and costs due from properties are now recorded as accounts receivable-properties. At December 31, 1999, receivables from properties were $687,159. Diversified also took notes totaling $1,760,115 as referenced in Note 4.

     Accounts receivable-affiliates increased to $669,507 at December 31, 1999 from $679,595 at December 31, 1998. The increase is the net effect of repayment of advances to Taylor House offset by increases in Diversified's advances to an affiliate for operations at the Virginia facility.

     Accounts payable-affiliates increased to $760,246 at December 31, 1999 from $189,926 at December 31, 1998. The increase is due to advances made by Taylor House for costs associated with the permanent financing of four properties during the year.

     Total liabilities increased $919,978 to $1,541,446 at December 31, 1999 from $621,468 at December 31, 1998 due primarily to accounts payable to affiliates and preferred dividends payable. The deferred salaries of $191,823 are payable at the discretion of the employees and more than likely will not be paid from cash.

     Shareholder's equity increased to $8,661,176 at December 31, 1999 from $4,581,826 at December 31, 1998. The increase was the net effect of the proceeds of $4,022,138 from the issuance of preferred stock, a decrease in unrealized gains on investment securities of $16,061, a decrease due to the accrual of preferred dividends of $299,941 and the decrease in accumulated deficit due to the net income of $373,214.

LIQUIDITY AND CAPITAL RESOURCES

     Diversified has operated, and expects to continue to operate, on a negative cash flow from operations basis due to start-up expenses and length of the development cycle. Currently, Diversified's primary cash requirements include covering operating deficits and development expenses related to the development, construction and fill-up of 60 unit assisted living residences and 30 unit independent senior housing residences with services.

     The net proceeds of the initial public offering were used to pay off the outstanding balance under the bank line of credit, to provide $3.5 million in development working capital for the assisted living and independent living projects and for general corporate purposes. The proceeds from the initial public offering designated for development were fully invested in assisted living and independent living properties by the end of the first quarter of 1999. The proceeds from the issuance of preferred stock during the second, third and fourth quarters provided additional development working capital. The company anticipates that the proceeds from the issuance of preferred stock, the collection of development fees and costs receivable, together with construction funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. Diversified currently has several sources of potential funding and does not anticipate that liquidity demands will not be met. However, there can be no assurance that Diversified will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by Diversified will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

     Diversified is the guarantor on the construction loans for the properties currently under construction owned by Taylor House.

INFLATION AND INTEREST RATES

     Inflation has minimal impact on the daily operations of Diversified. Increases in salaries and administrative expenses are offset by increases in management fees that are computed as a percentage of rent and resident service fees. Increases in resident service fees may lag behind inflation since the amount of the fee is based on a cost reimbursement by public sources. Except for the lag time, however, Diversified expects the reimbursement to keep pace with inflation.

     The primary concern regarding inflation is interest rate fluctuations. High interest rates would increase the cost of building new facilities and could slow down Diversified's development plans.

YEAR 2000

     All computer programs currently in use by Diversified have been upgraded to be Year 2000 compliant as part of normal updating expense. We have experienced minor problems with the software for filing Medicaid claims but the dollar amounts involved have not been material.

CERTAIN ACCOUNTING CONSIDERATIONS

SFAS NO. 123

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. Diversified adopted its Stock Incentive Plan effective January 1, 1997. During 1998, Diversified granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. At December 31, 1999, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting.

ITEM 7.   FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of Diversified Senior Services, Inc. and Subsidiaries


          We have audited the accompanying consolidated balance sheets of Diversified Senior Services, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholder's deficit, and of cash flows for the years ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          As described in Note 6, the Company completed its initial public offering on January 14, 1998.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Senior Services, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/  The Daniel Professional Group, Inc.

March 29, 2000
Winston-Salem, North Carolina


                       DIVERSIFIED SENIOR SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                               December 31,          December 31,
                                                                   1999                 1998

          ASSETS
Current assets:
     Cash and cash equivalents (Note 7)                          $383,701              $32,150
     Investments (Note 7)                                           -                  819,074
     Development fees and costs due from
       affiliates (Notes 2 & 14)                                1,235,650                -
     Accounts receivable--trade (Note 2)                           86,893              113,921
     Prepaid expenses and other                                   120,109               90,858
     Interest receivable (Notes 4 & 8)                             28,796                -
     Note receivable-properties (Note 4)                           86,206                -
                                                               -----------           ---------
                                                                1,941,355            1,056,003

Furniture and equipment, net (Note 3)                             112,852               90,201
Development costs                                                 606,911              730,604
Development fees and costs due from affiliates (Note 2)         3,917,140            2,603,656
Accounts receivable - affiliates (Note 2)                         669,507              679,595
Accounts receivable - properties                                  687,159                -
Interest receivable (Note 4)                                       43,789                -
Notes receivable - properties (Note 4)                          1,673,909                -
Investment in bonds (Note 8)                                      300,000                -
Other assets (Note 7)                                             250,000               43,235
                                                               -----------           ---------
                                                              $10,202,622           $5,203,294
                                                               ===========           ==========

       LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses                       $308,047             $200,774
     Commitments-affiliates with properties under
       construction                                                38,595               38,945
     Preferred dividends payable (Note 5)                         242,735                -
                                                               -----------           ---------
                                                                  589,377              239,719

Accounts payable - affiliates (Note 2)                            760,246              189,926
Deferred salaries and bonuses (Note 10)                           191,823              191,823
                                                               -----------           ---------
                                                                1,541,446              621,468
                                                               -----------           ---------

       SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
     180,611 issued and outstanding at December 31,
     1999 and 178,386 at December 31, 1998 (Notes 5 & 14)       4,914,068              891,930
Common stock, no par, authorized 100,000,000 shares;
     3,301,400 shares issued and outstanding at
     December 31, 1999 and 1998 (Notes 6 & 14)                  6,319,246            6,319,246
Deemed distribution                                            (1,335,790)          (1,335,790)
Preferred dividends (Note 5)                                     (299,941)               -
Accumulated deficit                                              (936,407)          (1,293,560)
                                                               -----------           ---------
                                                                8,661,176            4,581,826
                                                               -----------           ---------
                                                              $10,202,622           $5,203,294
                                                               ===========           ==========


    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For The Years Ended December 31, 1999 and 1998


                                                                       1999                  1998

Income:
     Management fees (Note 2)                                         886,595               838,806
     Reimbursement income (Note 2)                                  1,951,977             1,379,598
     Development fees (Note 2)                                      1,913,365             1,135,779
     Other                                                            359,113               289,974
                                                                  -----------            ----------
                                                                    5,111,050             3,644,157
                                                                  -----------            ----------

Expenses:
     Personnel related                                              3,637,120             2,880,996
     Administrative and other                                         954,709               871,253
     Depreciation and amortization (Note 3)                            87,864                70,293
                                                                  -----------            ----------
                                                                    4,679,693             3,822,542
                                                                  -----------            ----------

Operating income (loss)                                               431,357              (178,385)
Other (income) expenses:
        Interest and other income (Notes 2 & 8)                       277,382               166,268
        Interest and other expense                                     (6,959)               (5,678)
                                                                  -----------            ----------
Net income (loss) before cumulative effect of change in
        accounting for development related costs                      701,780               (17,795)

Cumulative effect of change in accounting
        for development related costs (Note 1)                        328,566                 -
                                                                  -----------            ----------

Net income (loss)                                                     373,214               (17,795)

Preferred stock dividends (Note 5)                                    299,941                 -
                                                                  -----------            ----------
Net income (loss) available for common shareholders                   $73,273              $(17,795)
                                                                  ===========            ==========

Per share data:
     Net income (loss) available to common shareholders
       before cumulative effect of change in accounting
       for development related costs                                    $0.12                $(0.01)
     Cumulative effect of change in accounting
       for development related costs                                     0.10                  -
                                                                  -----------            ----------

     Net income (loss) per common share-basic and diluted                0.02                 (0.01)
                                                                  ===========            ==========
     Weighted average shares outstanding-basic                      3,301,400             3,246,940
                                                                  ===========            ==========
     Weighted average shares outstanding-diluted                    3,323,325             3,246,940
                                                                  ===========            ==========

    The accompanying notes are an integral part of the financial statements.

                        DIVERSIFIED SENIOR SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 For The Years Ended December 31, 1999 and 1998




                                                                                                                         Total
                               Preferred    Common    Preferred    Common        Deemed       Preferred   Accumulated  Shareholders'
                                Shares      Shares     Stock       Stock       Distribution   Dividends    Deficit       Equity
Balance, January 1, 1998        178,386    1,800,000   $  891,930  $      100  $(1,335,790)   $   -       $(1,291,826) $(1,735,586)
Issuance of common stock           -       1,501,400         -      6,319,146        -            -             -        6,319,146
Unrealized loss on investments     -           -             -          -            -            -            16,061       16,061
Net loss for the year ended
   December 31, 1998               -           -             -          -            -            -           (17,795)     (17,795)
                                --------  ----------   ----------  ----------  -----------    ---------   -----------  -----------
Balance, December 31, 1998      178,386    3,301,400   $  891,930  $6,319,246  $(1,335,790)   $   -       $(1,293,560) $ 4,581,826


Issuance of preferred stock       2,225        -        4,022,138       -            -           -              -        4,022,138
Decrease in unrealized gain        -           -             -          -            -           -            (16,061)     (16,061)
Preferred dividends                -           -             -          -            -           (299,941)      -         (299,941)
Net income for the year ended
   December 31, 1999               -           -             -          -            -               -        373,214      373,214
                                --------  ----------   ----------  ----------  -----------    ---------   -----------  -----------
Balance, December 31, 1999      180,611    3,301,400   $4,914,068  $6,319,246  $(1,335,790)     $(299,941)  $(936,407)  $8,661,176
                                ========  ==========   ==========  ==========  ===========    ==========  ===========  ===========


    The accompanying notes are an integral part of the financial statements.

                       DIVERSIFIED SENIOR SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For The Years Ended December 31, 1999 and 1998

                Increase (Decrease) in Cash and Cash Equivalents


                                                                         1999                  1998

Operating activities:
Net income (loss)                                                      $373,214              $(17,795)
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
    Depreciation and amortization                                        87,864                70,293
        Cumulative effect of write off development related costs        328,566                  -
        Allowance for uncollectable accounts receivable                  40,000                  -
        Gain on sale of management contracts                               -                   (7,700)
        Changes in operating assets and liabilities:
            Accounts receivable-trade                                    27,028               (21,043)
            Prepaid expenses and other                                   27,495               (16,338)
            Accounts receivable, affiliates                                -                  (25,525)
            Interest receivable                                         (72,585)                 -
            Development fees receivable, net of collections          (1,669,745)           (1,135,779)
            Accounts payable, trade                                      39,919                25,066
            Accounts payable, affiliates                                   -                   38,411
            Interest payable                                               -                  (33,070)
            Deferred salaries and bonuses                                  -                 (620,090)
                                                                     -----------           -----------
                  Total adjustments                                  (1,191,458)           (1,725,775)
                                                                     -----------           -----------
        Net cash used by operating activities                          (818,244)           (1,743,570)
                                                                     -----------           -----------

Investing activities:
        Investments                                                     803,013              (803,013)
        Purchases of furniture and equipment                            (40,279)              (84,848)
        Development costs paid                                         (204,873)             (456,584)
        Advances to properties in exchange for notes receivable      (1,760,115)                 -
        Advances to affiliate for properties in development          (1,437,625)           (1,467,877)
        Advances to and investment in properties                       (158,835)                 -
        Investment in bonds                                            (300,000)                 -
        Investment in certificate of deposit                           (250,000)                 -
        Other                                                               (12)               11,331
                                                                     -----------           -----------
        Net cash used by investing activities                        (3,348,726)           (2,800,991)
                                                                     -----------           -----------

Financing activities:
        Repayments of borrowings                                           -               (1,729,575)
        Repayments of capital lease obligation                          (11,574)                 -
        Proceeds from (costs of) issuance of common stock, net             -                6,446,810
        Proceeds from issuance of preferred stock, net                4,022,138                  -
        Advances to (repayments) from affiliates                        570,320              (192,148)
        Preferred dividends paid                                        (57,206)                 -
        Increase in prepaid expenses and other                          (56,746)              (26,532)
        Other                                                            51,589                  -
                                                                     -----------           -----------
        Net cash provided by financing activities                     4,518,521             4,498,555
                                                                     -----------           -----------

Net increase (decrease) in cash                                         351,551               (46,006)
Cash and cash equivalents - beginning                                    32,150                78,156
                                                                     -----------           -----------
Cash and cash equivalents - ending                                     $383,701               $32,150
                                                                     ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                       DIVERSIFIED SENIOR SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For The Years Ended December 31, 1999 and 1998
                                   (continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                           1999                 1998

Cash payments for interest                                            $   6,959              $   38,748
                                                                      ===========            ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation incurred to lease fixed asset                $  27,000              $     -
                                                                      ===========            ==========

Preferred dividends payable                                           $ 242,735              $     -
                                                                      ===========            ==========


    The accompanying notes are an integral part of the financial statements.

                        Diversified Senior Services, Inc.
                   Notes to Consolidated Financial Statements
                 For The Years Ended December 31, 1999 and 1998


NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Diversified Senior Services, Inc. ("Diversified"), a North Carolina corporation, is a public company listed on the Nasdaq Small Cap market. It focuses on the development, acquisition and management of apartments, independent living apartments with services, and assisted living residences for low and moderate-income seniors. The development, acquisition and management services are performed for both related and unrelated third party property owners. Diversified currently operates in the Midatlantic and Southeast sections of the country. It was founded as a wholly owned subsidiary of Taylor House Enterprises, Limited ("Taylor House") on May 17, 1996. The officers of Diversified own the stock of Taylor House. On January 14, 1998, Diversified completed its initial public offering when it issued 1,500,000 shares of common stock, which is described in Note 6.

Diversified formed a wholly owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, on February 16, 1998. DSSF's primary business purpose is to secure permanent financing for the properties that Diversified develops or acquires for third party owners.

 On July 22, 1998, Diversified formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, to develop and manage properties in Virginia.

The following significant accounting policies have been followed in the preparation of Diversified's financial statements.

CONSOLIDATION

     The consolidated financial statements include the accounts of Diversified and its wholly owned subsidiaries, Residential Properties Management, Inc. ("RPM"), DSSF and DSSVA. All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     For purposes of the statement of cash flows, Diversified considers all highly liquid investments purchased within three months of maturity to be cash equivalents.

INVESTMENTS

     All investments with a maturity greater than three months are accounted for under Financial Accounting Standards Board (FASB) Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities. Investments are classified as available-for-sale or held-to-maturity. Diversified determines the appropriate classification at the time of purchase. Investments classified as available-for-sale are stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses on sales of investments are included in other income. Securities are classified as held-to-maturity when Diversified has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

     The carrying values of cash, investments and the note payable approximated their fair values based on current market prices and rates. It was not practicable to estimate the fair value of the amounts due to and from affiliates as the repayment terms have not been established and they are non-interest bearing.


ACCOUNTS RECEIVABLE - TRADE

     Accounts receivable - trade consists of management fees and administrative services reimbursements due from partnerships and other entities whose properties are managed by Diversified and RPM. Diversified and its subsidiaries provide services to customers and clients on a noncollateralized basis.

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method and is based on the estimated useful lives of three to five years for the related assets. Expenditures for maintenance and repairs that do not improve or extend the life of an asset are expensed as incurred. Major renewals and betterments are charged to the property accounts. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from the property accounts and any gain or loss is recorded as income or expense.

ACCOUNTS RECEIVABLE-AFFILIATES

     Accounts receivable-affiliates consist primarily of management fees, reimbursable administrative costs, and advances due from entities affiliated through common ownership. The accounts receivable are classified as long-term assets when Diversified expects to realize amounts later than one year from its current fiscal year end.

ACCOUNTS AND INTEREST RECEIVABLE-PROPERTIES

     Accounts receivable and interest receivable-properties consist primarily of development costs and fees, management fees and interest on unpaid accounts receivable from properties. Diversified has entered into a subordination agreement or has otherwise agreed to defer collection of certain amounts pending the satisfaction of certain debt obligations by the property owners under separate financing arrangements or the achievement of certain operating results by the managed facilities. Amounts due are classified as long-term assets when Diversified expects to realize amounts subordinated or deferred amounts later than one year from its current fiscal year end.

NOTES RECEIVABLE-PROPERTIES

     Notes receivable-properties consist of loans to independent owners of assisted living facilities for closing costs associated with the obtaining of permanent financing for the purchase of the facilities. The notes range in length from 9 to 40 years with restrictions on certain payments of principal and interest as defined in the individual note agreements. The restrictions consist mainly of the owners' satisfaction of primary debt obligations relating to the purchase of the facilities prior to the payment of principal and interest to Diversified. Diversified's secondary security interests in the facilities secure the notes receivable. Notes receivable principal balances due within one year of Diversified's current fiscal year end are classified as current assets.

DEVELOPMENT COSTS

     Development costs are capitalized expenses incurred during the development of new facilities. The facilities are developed for third party owners and the development costs are reimbursed based upon the terms of the development agreements and/or financing arrangements. Costs for abandoned sites are written off when the sites are considered not feasible.

     In the first quarter of 1999, Diversified changed its method of accounting for salaries and administrative and other expenses (collectively "items") of certain company employees directly involved in the development of new facilities. The change involved expensing the items as incurred, rather than capitalizing the items as development costs.

     The change in accounting policy resulted in the write off of items capitalized at January 1, 1999. The cumulative effect of the write off, which totals $328,566 ($.10 per share), has been expensed and reflected in the 1999 statement of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing income
     (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Diversified.

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


NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
--------------------------------------------------------------------------------

INCOME TAXES

     Diversified is a C corporation for income tax purposes. Effective with the initial public offering on January 14, 1998, Diversified and its subsidiaries file consolidated federal income tax returns. Prior to the initial public offering, Diversified filed its federal income tax returns as part of a consolidated group with Taylor House. Tax expense or benefit was allocated based on net income or loss for each entity in the consolidated group.

     State income tax regulations generally do not permit filing of consolidated income tax returns. Accordingly, Diversified and its subsidiaries file separate state corporate income tax returns as described further in Note 11.

     Diversified uses the asset and liability approach for financial accounting and reporting for income taxes and deferred tax assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

INCOME RECOGNITION

     Management fee income is earned based on the provisions of management agreements with the property owners. Generally, management fees are earned based on a specified percentage of gross income (as defined in the individual management agreements) of the properties. Management agreements may also contain maximum annual compensation provisions and fee provisions for bookkeeping, accounting and property manager services. In certain instances, collection of management fees may be deferred pending the satisfaction of debt obligations by the property owners under separate financing arrangements or the achievement of specified operating results by the managed facilities.

     Reimbursement income consists primarily of amounts charged to the managed properties for Diversified's management and maintenance personnel services. The related expenses are included in Diversified's consolidated statement of operations as operating expenses.

     Development fee income is earned based on the provisions of development agreements with the property owners. Generally, development fees are calculated based on a specified percentage of the total cost (without regard to the development fee) of completing a residence. Development fees are earned based on the estimated percentage of obligations completed by Diversified as compared to the total obligations to be completed under the development agreements (the percentage of completion basis). In certain instances, collection of development fees may be deferred pending the satisfaction of debt obligations by the property owners under separate financing arrangements or the achievement of specified operating results by the managed facilities.

PREFERRED STOCK

     Diversified's Articles of Incorporation provide authority for the issuance of 100,000,000 shares of preferred stock, no par value. On September 24, 1997, the Board of Directors classified a series of 200,000 shares of convertible, preferred stock as Series A preferred stock.

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

     Diversified issued a total of 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value and a stated value of $2,000 per share during the second, third and fourth quarters of 1999. Diversified realized net proceeds of $4,022,138 from the preferred stock issuance. The preferred stock pays a 12% dividend semiannually and has a liquidation preference superior to all common and preferred stock currently issued and outstanding. The preferred stock may be converted to common stock at $4 per common share through January 2000, and the lesser of $4 per common share of the lowest market price on the day prior to conversion after January 2000.

STOCK OPTIONS

     Diversified has adopted APB Opinion No. 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The difference between the option price and the price of the stock at the date of the grant is recorded as compensation expense.


RECLASSIFICATIONS

     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.


NOTE 2:  RELATED PARTY TRANSACTIONS

Diversified is developing properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. The owner of certain of the properties during development is Taylor House, Diversified's majority stockholder. Taylor House intends to sell the properties to third party owners after permanent financing is arranged. At December 31, 1999, development fees of $2,020,105 and reimbursable development costs of $2,905,502 are due to Diversified from Taylor House. At December 31, 1999, Diversified is the guarantor for $1,913,064 outstanding Taylor House construction loans for two 30-unit properties currently under construction. The total commitment for the properties currently under construction is $3,900,000.

RPM leases certain computer equipment from Taylor House under operating leases agreements that expire in 2003. These lease agreements are included in the lease information discussed in Note 12.

From time to time, Diversified advances to or borrows funds from Taylor House or other related entities . At December 31, 1999, Accounts receivable-affiliates includes $386,269 outstanding advances to related entities, and the $760,246 Accounts payable-affiliates balance represents outstanding advances from related entities.

The following schedule summarizes the related party transactions for the years ended December 31, 1999 and 1998:

                                                          Due from        Due (to) from
                                                         Affiliated      Taylor House &
                                                        PARTNERSHIPS      SUBSIDIARIES        TOTAL

Amounts due (to) from affiliates at January 1, 1998:    $   233,616       $    76,791      $     310,407
    Computer equipment lease
       payment due to Taylor House                             -               (6,011)            (6,011)
    Rent due to Taylor House                                                  (32,400)           (32,400)
      Development fees and costs due
       from properties currently held by Taylor House          -            2,603,656          2,603,656
    Advances due from affiliate                                -              142,705            142,705
    Repayments to Taylor House                                 -              277,242            277,242
    Advances from Taylor House                                 -             (202,274)          (202,274)
                                                         -----------     --------------      ------------
    Balance, December 31, 1998                              233,616         2,859,709          3,093,325

    Computer equipment lease
       payment due to Taylor House                             -              (6,011)             (6,011)
    Rent due to Taylor House                                   -             (10,800)            (10,800)
    Management fees due from affiliates                        -              39,362              39,362
       Development fees and costs due
       from properties currently held by Taylor House          -           2,321,951           2,321,951
    Interest receivable from affiliated properties             -             211,829             211,829
    Advances due from affiliate                                              249,178             249,178
    Repayments to Taylor House                                 -             347,800             347,800
    Advances from Taylor House                                 -          (1,184,583)         (1,184,583)
                                                         -----------      ------------       ------------

       Balance, December 31, 1999                       $   233,616      $ 4,828,435        $  5,062,051
                                                         ===========      ===========        ============


NOTE 2:  RELATED PARTY TRANSACTIONS (CONTINUED)

Included in the accompanying balance sheets under the following captions:


                                                                                  1999                    1998
                                                                                  ----                    ----


     Development fees and costs due from affiliates (current asset)            $1,235,650                    -
     Development fees and costs due from affiliates (long-term asset)           3,917,140              $2,603,656
     Accounts receivable-affiliates (long-term asset)                             669,507                 679,595
     Accounts payable-affiliates (long-term liability)                           (760,246)               (189,926)
                                                                               -----------             -----------
                                                                               $5,062,051              $3,093,325
                                                                               ===========             ===========




Diversified earned interest of $251,829 for the year ended December 31, 1999 on development fees and costs due from affiliates. The $211,829 interest receivable, net of a $40,000 allowance, is included in Development fees and costs due from affiliates (long-term asset) at December 31, 1999. There was no interest income earned from affiliates during the year ended December 31, 1998.

In the management's opinion, net amounts due from affiliated partnerships are collectible, but will not be realized until such time as certain partnerships terminate. Diversified earned income from a wholly owned subsidiary of Taylor House. Diversified managed partnerships, whose general partner is Diversified's chief executive officer and a beneficial shareholder of Taylor House. Revenues from these affiliates for the years ended December 31, 1999 and 1998 are as follows:

                                                        1999                      1998
                                                        ----                      ----

     Management fees                            $      345,937               $    306,233
     Reimbursement fees                                962,830                    591,450
                                                 ---------------              ------------
                                                $    1,308,767               $    897,683
                                                  ==============              =============

At December 31, 1999 and 1998, uncollected management fees and reimbursement fees are included in Accounts receivable-trade and Accounts receivable-affiliates.



NOTE 3:  FURNITURE AND EQUIPMENT

Diversified has furniture and equipment as follows:

                                                                      1999                         1998
                                                                      ----                         ----

     Computer equipment                                           $      230,836               $     163,557
     Office furniture                                                     52,005                      52,005
                                                                  --------------               -------------
                                                                         282,841                     215,562
Less accumulated depreciation                                            169,989                     125,361
                                                                  --------------               -------------
                                                                  $      112,852               $      90,201
                                                                  ==============               =============


Depreciation expense for the years ended December 31, 1999 and 1998 was $44,628 and $52,381, respectively.


NOTE 4:  NOTES RECEIVABLE

At December 31, 1999, notes receivable consisted of the following:

      9% note receivable with interest
         payable semi-annually, due 200                          $    515,921

      7% note receivable, principal and interest due 2040             574,133

      7% note receivable, principal and interest due 2040             670,061
                                                                      -------
                                                                 $  1,760,115
                                                                   ----------
     Less current portion                                       $    (86,206)
       Notes receivable-properties                                 1,673,909
                                                                   ---------


Diversified accrued interest receivable of $63,523 for the year ended December 31, 1999. $19,734 interest receivable is included in Interest receivable as a current asset. $43,789 interest receivable on the notes receivable due 2040 is included in the accompanying balance sheet as a long-term asset.

Maturities of the notes receivable for future years are as follows:

                           2000                     $   86,206
                           2001                         93,965
                           2002                        102,422
                           2003                        111,640
                           2004                        121,688
                           later years               1,244,194
                                                    ----------
                                                    $ 1,760,115


The notes receivable and interest due 2040 may be prepaid prior to maturity should the properties owners prepay the primary mortgage obligation prior to 2040. Prepayments of principal and interest on the notes receivable may also be made by the properties owners from surplus cash flows (as defined in the primary mortgage agreements between the owners and the lender) of the properties and with prior written approval of the lender.

NOTE 5: ISSUANCE OF PREFERRED STOCK

On May 3, 1999, July 13, 1999 and October 4, 1999, Diversified issued 1,500 shares, 358 shares and 367 shares, respectively, of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The following gives the effect of the offering.

         Gross proceeds (2,225 shares at $2,000 per share)   $   4,450,000
         Offering expenses                                   (     427,862)
                                                              -------------
         Net proceeds from the offering                      $   4,022,138
                                                             =============

NOTE 5: ISSUANCE OF PREFERRED STOCK (CONTINUED)

Diversified had preferred stock as follows:


                                                    DECEMBER 31, 1999                 DECEMBER 31, 1998
                                                   -------------------               -------------------
                                                SHARES            AMOUNT           SHARES            AMOUNT
                                              ---------     -------------        ---------     -------------
         Series A                               178,386     $     891,930          178,386     $      891,930
         Series B                                2,225          4,022,138              -                   -
                                                -------     -------------          -------      -------------
                                                180,611     $   4,914,068          178,386     $      891,930
                                                =======     =============          =======     ==============


NOTE 6: INITIAL PUBLIC OFFERING

On January 14, 1998 Diversified completed its public offering of 1,500,000 shares of common stock at $5.00 per share. The following gives the effect of the offering and subsequent use of the proceeds.

    Gross proceeds (1,500,000 shares at $5.00 per share)       $      7,500,000
    Offering expenses paid during 1998                               (1,057,350)
                                                                    -----------
                                                                      6,442,650
    Offering expenses paid prior to December 31, 1997                  (127,664)
                                                                    -----------
    Net proceeds from offering                                        6,314,986
                                                                    -----------

    Use of proceeds:
        Repayment of bank loan and accrued interest                  (1,637,645)
        Payment of deferred salaries and bonuses                       (620,090)
        Investments held for development                             (3,500,000)
                                                                    -----------
                                                                     (5,757,735)
    Remainder to be used for general corporate purposes         $        557,251
                                                                   ============


NOTE 7: INVESTMENTS

During 1999, Diversified purchased a $500,000 certificate of deposit as collateral for a $500,000 letter of credit issued by a bank. The certificate of deposit earned $12,104 interest during 1999. The letter of credit is discussed further in Note 12.

In March 2000, the bank released $250,000 to Diversified. Effective March 22, 2000, the remaining $250,000 was transferred into a new certificate of deposit with a 5.95% interest rate maturing September 18, 2000. Upon maturity of the $250,000 certificate of deposit, management expects to renew the certificate of deposit with a maturity date beyond December 31, 2000. As such, at December 31, 1999, $250,000 is included in Cash and cash equivalents and $250,000 is included in Other Assets.

For the year ended December 31, 1999, proceeds from sales of Diversified's investments were $2,883,359, resulting in gains of $34,279 and realized losses of $85,987. Proceeds from sales of its investments for the year ended December 31, 1998 were $2,990,065 resulting in realized gains of $52,328 and realized losses of $51,797. These gains and losses are reflected in other income in the financial statements.


NOTE 8: INVESTMENT IN BONDS

Investment in bonds consist of $150,000 Housing Authority of the City of Goldsboro Senior Lien Revenue Bonds and $150,000 Town of Mocksville Senior Lien Revenue Bonds. The bonds were issued to finance the costs associated with the development and purchase of the Goldsboro and Mocksville assisted living facilities in North Carolina by third-party owners. The bonds bear interest at 7.25% per year and are due February 1, 2029, subject to mandatory, extraordinary and optional redemption provisions of the Master Trust Indenture for the two bond issues. The facilities were developed and are managed by Diversified. Diversified has subordinated its receipt of principal and interest under a subordination agreement dated February 1, 1999 so that such debt service shall be payable only from funds available for subordinate obligations after satisfaction of debt obligations by the property owners under the Master Trust Indenture. $9,062 of interest receivable at December 31, 1999 was collected by Diversified in March 2000. Diversified has secondary security interests in the facilities under provisions of the Master Trust Indenture. The bonds are classified as held-to-maturity.


NOTE 9: SAVINGS INCENTIVE PLAN

Diversified participates in a defined contribution savings incentive plan covering substantially all of its full-time employees. On January 1, 1996, the plan was amended to cover substantially all employees of the controlled group of companies owned by Taylor House. Diversified's contributions to the plan for the years ended December 31, 1999 and 1998 were $35,237 and $33,595, respectively, representing a 50% matching contribution for participant contributions up to the first 5% of compensation.


NOTE 10:  STOCK INCENTIVE PLAN

Effective January 1, 1997, the Directors and shareholder adopted Diversified's 1997 Stock Incentive Plan for 500,000 shares of common stock, which authorizes the Board (or future committee) to issue stock options, stock appreciation rights, restricted stock and deferred stock subject to the Plan and such other terms as set by the board. Diversified granted 47,000 stock options to certain employees at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. All the warrants were issued to third parties for services rendered. At December 31, 1999 and 1998, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting. Options and warrants granted are as follows:


                    RANGE OF                   SHARE               WEIGHTED AVERAGE           REMAINING LIFE
                 EXERCISE PRICE             OUTSTANDING             EXERCISE PRICE               (MONTHS)
                 --------------             -----------            ----------------             ----------
Options:
                 $4.75 - $5.225               47,000                    $4.91                        38
Warrants:
                  $6.00 - $9.00               45,000                     5.93                        43
                          $6.75               50,000                     6.75                        44
                          -----               ------                     ----                        --
                                             142,000                    $5.88                        42
                                             =======                    =====                        ==


Separate from the Stock Incentive Plan, a maximum of 76,729 options at an exercise price of $2.50 per share have been granted to certain officers of Diversified in consideration for their deferral of certain cash compensation. In addition, Diversified granted the underwriter of its initial public offering warrants to purchase 150,000 shares of common stock at an exercise price of $6.75 per share exercisable for four years, commencing January 14, 1999.

Diversified applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for Diversified's stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under FAS 123, the company's net loss in 1998 would have been increased by $94,000, or $.03 per share on a diluted basis. The fair value of the options granted during 1998 is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions: volatility of 38%, risk-free interest rate of 5.5% and a weighted average expected life of 5.0 years.

Income taxes to do after calculation of provision.

NOTE 11: PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the years ended December 31, 1999 and 1998:


                                                                     12/31/99                 12/31/98
                                                                     --------                 --------
Current taxes payable (refundable):
   Federal                                                        $      -                  $     -
   State                                                             (103,455)                    -
   Utilization of operating loss carryforwards                        103,455                     -
                                                                 ----------------            -------------
                                                                         -                        -
                                                                 ----------------            -------------
Deferred tax expense (benefit):
   Deferred compensation                                               18,500                  126,500
   Start up costs                                                      (3,500)                  13,700
   Deferred revenues                                                 (135,000)                    -
   Management contracts                                               486,743                     -
   Generation of state loss carryforwards                             (8,671)                 (144,500)
   Generation of federal loss carryforward                            (6,606)                 (295,000)
   Utilization of loss carryforwards                                 (10,099)                     -
   All other changes                                                  11,000                    (5,200)
   Increase (decrease) in valuation allowance                       (352,367)                  304,500
                                                                  ---------------           -------------
                                                                        -                         -
                                                                  --------------            -------------
Income tax benefit                                                $     -                   $     -
                                                                  ==============            =============

The actual income tax benefit attributable to income (loss) from continuing operations for the years ended December 31, 1999 and 1998 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                       12/31/99                    12/31/98
                                                                       --------                    --------
Computed "expected" tax benefit                                   $      126,900               $      (6,100)
Timing differences related to deferred compensation                       18,500                    (111,300)
Timing differences related to depreciation and amortization               (6,100)                   (149,300)
Deferred revenues                                                       (135,000)                       -
Increase in net operating loss carryforward                                 -                        295,000
Utilization of net operating loss carryforward                             7,000                        -
All other changes                                                        (11,300)                    (28,300)
                                                                  ---------------              --------------
Income tax benefit                                                $         -                  $        -
                                                                  ===============              ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of Diversified's deferred income tax assets are as follows. There are no significant deferred income tax liabilities.

                                                                     12/31/99                    12/31/98
                                                                     --------                    --------
Non-current deferred tax asset:
      Deferred compensation                                       $       83,700               $      72,900
      Start-up costs                                                      25,400                      33,100
      Deferred revenues                                                 (135,000)                       -
      State operating loss carryforwards                                 124,733                     237,300
      Federal operating loss carryforward                                183,600                     295,000
      All others                                                          15,300                      11,800
                                                                  --------------               -------------
                                                                         297,733                     650,100
      Valuation allowance                                               (297,733)                   (650,100)
                                                                  --------------               --------------
Net deferred tax asset                                            $           -                $          -
                                                                  ==============               =============

From May 17, 1996 (Date of Inception) through January 13, 1998, Diversified was included in the consolidated federal return of Taylor House; therefore, loss carryforwards for federal purposes have been utilized. Effective January 14, 1998, Diversified and its subsidiaries file a consolidated federal return separate from Taylor House.

At December 31, 1999 Diversified and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                                              FEDERAL                  STATE

                         2011           $          -            $     364,267
                         2012                      -                1,217,185
                         2013                      -                  552,209

                         2014                      -                  123,872
                         2018                   520,353                  -

                         2019                    19,430                  -


NOTE 12:  COMMITMENTS AND CONTINGENCIES

Diversified has various operating leases for office space and equipment. Future minimum lease payments of $72,942 are as follows for the years ending December 31:

              2000                      $      29,253
              2001                      $      27,499
              2002                      $      15,512
              2003                      $         678

Rent expense for the years ended December 31, 1999 and 1998 was $124,238 and $103,228, respectively.

In May 1997, Diversified entered into a $2,700 month-to-month sublease with Taylor House for corporate headquarters office space. During 1999, the monthly rent increased to $3,800.

RPM entered into a $418 month-to-month lease in May 1999 for office space in Raleigh, NC. The office space is located in an apartment property managed by RPM and owned by a partnership, whose general partner is Diversified's chief executive officer and a beneficial shareholder of Taylor House. In addition, RPM leases computer equipment from Taylor House for $501 per month.

In April 1998, Diversified entered into an approximate $2,200 month-to-month lease with a non-related third party for DSSF office space in New York, New York.

Diversified is obligated to pay $25,000 in the year 2000 to a non-related third party for consulting services.

On July 1, 1999, Diversified entered into a loan agreement with the owner of the Goldsboro and Mocksville assisted living facilities to provide up to $500,000 of working capital loans if required by the facilities to fund bond debt obligations and/or operating and maintenance expenses. Any borrowings by the owners bear interest at prime plus 1%. The loan agreement is irrevocable by Diversified and terminates the earlier of the date on which no bonds are outstanding, the loan is no longer required by the Master Trustee of the bond indenture, or Diversified's management agreements are terminated by the owners without cause by or default of Diversified. There were no borrowings under the loan agreement during the year ended December 31, 1999.

In connection with the loan agreement, Diversified obtained from a bank a $500,000 irrevocable letter of credit that expires July 27, 2000. Diversified purchased a $500,000 certificate of deposit as collateral for the letter of credit (see also Notes 8 and 9).


NOTE 13: EARNINGS PER SHARE

The following is a reconciliation of net income (loss) per share - basic and diluted for the year ended December 31, 1999 and 1998:


                                                                       12/31/99                   12/31/98
                                                                       --------                   --------
     Net income (loss) available for common
           Shareholders - basic and diluted                           $   73,273               $     (17,795)
                                                                      ==========               ==============

     Weighted average shares outstanding - basic                       3,301,400                   3,246,940
     Additional shares issued assuming
         exercise of options                                              76,729                          -
     Shares assumed repurchased                                          (54,804)                         -
                                                                  ---------------              -------------
     Weighted average shares outstanding - diluted                     3,323,325                   3,246,940
                                                                  ================            ===============


For the year ended December 31, 1999, conversion of the Series B Cumulative Convertible Preferred Stock and an additional 142,000 options and warrants were not included since conversion would be anti-dilutive.


NOTE 14: SUBSEQUENT EVENTS

As of March 20, 2000, a total of 498 shares of the Series B Cumulative Convertible Preferred Stock have been converted to 442,222 shares of common stock.

On February 29, 2000, a third party non-profit entity acquired three assisted living facilities, one of which was developed by Diversified and commenced operations in June 1999. The non-profit entity entered into a ten-year management agreement with Diversified. Diversified earned fees of approximately $470,000 in connection with the facilities purchase. In connection with the financing of the facilities by the owner, Diversified was repaid $1,235,650 of development costs and fees that was outstanding at December 31, 1999.

Subsequent to December 31, 1999, Diversified was named as a defendant in a personal injury lawsuit involving an accident that occurred at an apartment complex currently managed by Diversified. Diversified denies any liability for the alleged personal injury and asserts that it was not involved in management or ownership of the apartment complex at the time of the accident. The lawsuit is in its early stages and it is not practical to either assess the outcome or estimate a range of potential loss for this matter. However, management is of the opinion that resolution of the lawsuit will not result in any significant liability to Diversified in relation to its consolidated financial position or liquidity.


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

     3.1(b) Articles of Amendment filed March 19, 1999 incorporating Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock of Diversified Senior Services, Inc. to be designated 12% Series B Cumulative Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1(b) to Annual Report on Form 10-KSB for year ended December 31, 1998.

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

     10.4 LOCK-UP AGREEMENTS. INCORPORATED BY REFERENCE TO EXHIBIT 10.4 TO REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 333-34367). [DELETE AS EXPIRED?]

     10.5 The Company's 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (File No. 333-34367).

     10.6 Employment Agreement dated as of February 1, 1998 between the Company and Bernard Gawley. Incorporated by reference to Exhibit 3.1(b) to Annual Report on Form 10-KSB for year ended December 31, 1998.

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

                                   DIVERSIFIED SENIOR SERVICES, INC.


                                   By:  /S/ WILLIAM G. BENTON
                                        William G. Benton, Chairman of the Board
                                        and Chief Executive Officer
                                   Date: MARCH   29,  2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                              TITLE                      DATE

/S/ WILLIAM G. BENTON          Chairman of the Board and Chief    March 29, 2000
-----------------------------  Executive Officer
William G. Benton

/S/ SUSAN L. CHRISTIANSEN      Chief Operating Officer and        March 29, 2000
-----------------------------  Director
Susan L. Christiansen

/S/ G.L. CLARK, JR.            Chief Financial Officer,           March 29, 2000
-----------------------------  Treasurer and Director
G.L. Clark, Jr.

/S/ SUSAN L. CHRISTIANSEN      Director                           March 29, 2000
-----------------------------
Susan L. Christiansen
Attorney in Fact for
Perry C. Craven

/S/ SUSAN L. CHRISTIANSEN      Director                           March 29, 2000
-----------------------------
Attorney in Fact for
Walter H. Ettinger, Jr.

                                POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints William G. Benton, G. L. Clark, Jr. and Susan L. Christiansen his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-KSB for the period ended December 31, 1999, any or all amendments to such Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Dated: March 28, 2000


                                                 /s/ Walter H. Ettinger, Jr.
                                           ----------------------------------
                                                  Walter H. Ettinger, Jr.

                                POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the person whose signature appears below constitutes and appoints William G. Benton, G. L. Clark, Jr. and Susan L. Christiansen his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-KSB for the period ended December 31, 1999, any or all amendments to such Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Dated: March 28, 2000


                                                  /s/ Perry C. Craven
                                           ----------------------------------
                                                   Perry C. Craven