Form 10QSB
period 2000-03-31
DIVERSIFIED SENIOR SERVICES INC
filed 2000-05-15
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934.

           For the quarterly period ended   March 31, 2000

or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934.

For the transition period from __________________ to ________________________

Commission file number: 000-23321

DIVERSIFIED SENIOR SERVICES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	56-1973923 (I.R.S. Employer Identification No.)

915 West 4th Street, Winston-Salem, NC (Address of Principal Executive Offices)	27101 (Zip Code)

Registrant's Telephone Number, Including Area Code:	(336) 724-1000

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No___

As of April 30, 2000, the Registrant had outstanding 3,743,622 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format      Yes___   No X

DIVERSIFIED SENIOR SERVICES, INC.

FORM 10-QSB

March 31, 2000

TABLE OF CONTENTS

Page
PART I: Item 1. Item 2. PART II: Item 2. Item 6.

FINANCIAL INFORMATION

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Statements of Changes In Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OTHER INFORMATION

Changes in Securities and Use of Proceeds

Exhibits and Reports on Form 8-K

3 4 5 6 8 13 19 20

SIGNATURE PAGE	21

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                                  March 31 ,        December 31,
                                                    2000                1999
                                                -----------         -----------

ASSETS
Current assets:
    Cash and cash equivalents                $   335,219           $   383,701
    Development fees and costs due from
      affiliates                                   -                 1,235,650
    Accounts receivable - trade                   79,462                86,893
    Accounts receivable - properties              50,000                 -
    Prepaid expenses and other                   163,794               120,109
    Interest receivable                           11,364                28,796
    Notes receivable - properties                 74,220                86,206
                                                  ------                ------
                                                 714,059             1,941,355

Furniture and equipment, net                     101,401               112,852
Development costs                                440,024               606,911
Development fees and costs due from
  affiliates                                   4,145,445             3,917,140
Accounts receivable - affiliates                 712,826               669,507
Accounts receivable - properties                 786,100               687,159
Interest receivable                               66,123                43,789
Notes receivable - properties                  2,684,115             1,673,909
Investment in bonds                              300,000               300,000
Other assets                                     250,000               250,000
                                                 -------               -------
                                             $10,200,093           $10,202,622
                                             ===========           ===========

       LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses   $   361,846           $   308,047
     Commitments - affiliates with
       properties under construction              37,474                38,595
     Preferred dividends payable                 103,366               242,735
                                                 -------               -------
                                                 502,686               589,377

     Accounts payable - affiliates               596,194               760,246
     Deferred salaries and bonuses               191,823               191,823
                                                 -------               -------
                                               1,290,703             1,541,446
                                               ---------             ---------

       SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized
      100,000,000 shares; 180,114 issued
      and outstanding at March 31, 2000
      and 180,611 at December 31, 1999         4,016,076             4,914,068
Common stock, no par, authorized
       100,000,000 shares; 3,743,622 shares
       issued and outstanding at
       March 31, 2000 and 3,301,400 at
       December 31, 1999                       7,217,238            6,319,246
Deemed distribution                           (1,335,790)          (1,335,790)
Preferred dividends                             (403,307)            (299,941)
Accumulated deficit                             (584,827)            (936,407)
                                                --------             --------
                                               8,909,390            8,661,176
                                               ---------            ---------
                                             $10,200,093          $10,202,622
                                             ===========          ===========

See accompanying notes and independent accountants' review report.
DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three Months      Three Months
                                                   Ended             Ended
                                                 March 31,         March 31,
                                                   2000              1999
                                                 ----------       -------------

Income:
    Management fees                             $   253,754        $    189,158
    Reimbursement income                            675,209             368,307
    Development fees                                593,350             899,627
    Other                                             6,913              88,326
                                                      -----             -------
                                                  1,529,226           1,545,418
                                                  ---------           ---------

Expenses:
    Personnel related                             1,073,252             817,618
    Administrative and other                        203,733             204,746
    Depreciation and amortization                    13,316              19,757
                                                     ------              ------
                                                  1,290,301           1,042,121
                                                  ---------           ---------

Operating income                                    238,925             503,297
Other income (expenses):
        Interest and other income                   121,088              28,227
        Interest and other expense                   (8,433)               -
                                                     ------              ------

Net income before cumulative effect of
        change in accounting for development
        related costs                               351,580             531,524
Cumulative effect of change in accounting
        for development related costs                 -                 328,566
                                                    -------             -------

Net income                                          351,580             202,958

Preferred stock dividends                           103,366               -
                                                    -------             -------
Net income available for common shareholders    $   248,214          $  202,958
                                                 ==========          ==========

Per share data:
        Net income available to common
          shareholders before cumulative
          effect of change in accounting for
          development related costs             $      0.07          $     0.16
        Cumulative effect of change in
          accounting for development related
          costs                                         -                  0.10
                                                      -----                ----
        Net income per share - basic and
          diluted                               $      0.07          $     0.06
                                                ===========          ==========
        Weighted average shares outstanding -
          basic                                   3,443,866           3,301,400
                                                  =========           =========
        Weighted average shares outstanding -
          diluted                                 3,458,382           3,329,418
                                                  =========           =========

See accompanying notes and independent accountants' review report.
DIVERSIFIED SENIOR SERVICES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2000 and 1999

(Unaudited)

                                     Preferred           Common           Preferred       Common          Deemed            Preferred        Accumulated
                                     Shares              Shares           Stock           Stock           Distribution      Dividends        Deficit           Total
                                     ---------           ---------        ----------      ----------      ------------      ----------       ------------      -----------
Balance, January 1, 1999             178,386             3,301,400        $  891,930      $6,319,246      $(1,335,790)      $   -            $(1,293,560)      $4,581,826
Decrease in unrealized gain             -                   -                -               -                -                                  (14,852)         (14,852)
Net income for the three months
   ended March 31, 1999                 -                   -                -               -                -                 -                202,958          202,958
                                     -------             ---------        ----------      ----------      -----------       ----------        ----------       ----------
Balance, March 31, 1999              178,386             3,301,400        $  891,930      $6,319,246      $(1,335,790)      $   -            $(1,105,454)      $4,769,932
                                     =======             =========        ==========      ==========      ===========       ==========       ===========       ==========

Balance, January 1, 2000             180,611             3,301,400        $4,914,068      $6,319,246      $(1,335,790)      $  (299,941)       $(936,407)      $8,661,176
Conversion of preferred stock           (497)              442,222          (897,992)        897,992                                                              -
Preferred dividends                                                                                                            (103,366)                         (103,366)
Net income for the three months
   ended March 31, 2000                                                                                                                          351,580          351,580
                                     -------             ---------        ----------      ----------      -----------        ----------        ----------      ----------
Balance, March 31, 2000              180,114             3,743,622        $4,016,076      $7,217,238      $(1,335,790)       $ (403,307)       $(584,827)      $8,909,390
                                     =======             =========        ==========      ==========      ===========        ==========        =========       ==========

See accompanying notes and independent accountants' review report.
DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                       Three Months           Three Months
                                                         Ended                  Ended
                                                        March 31,              March 31,
                                                         2000                   1999
                                                       -----------            -------------
Operating activities:
Net income                                               $351,580              $202,958
Adjustments to reconcile net income to net cash
  provided used by operating activities:
     Depreciation and amortization                         13,316                19,757
     Cumulative effect of write off of development
       related costs                                         -                  328,566
     Allowance for uncollectible accounts receivable        5,000                 -
     Changes in operating assets and liabilities:
       Accounts receivable - trade                          7,431                (8,073)
       Prepaid expenses and other                         (20,861)              (90,940)
       Accounts receivable - affiliates                      -                  (20,433)
       Interest receivable                                 (4,902)                -
       Development fees receivable, net of
        collections                                      (299,861)             (571,059)
       Accounts payable - trade                            53,799                 7,078
       Accounts payable - affiliates                        1,503                 9,603
                                                            -----                 -----
          Total adjustments                              (244,575)             (325,501)
                                                         --------              --------
     Net cash provided (used) by operating
      activities                                          107,005              (122,543)
                                                          =======              ========

Investing activities:
     Investments                                              -                 702,924
     Purchases of furniture and equipment                  (1,865)               (6,968)
     Development costs reimbursed (paid)                  166,887              (346,316)
     Advances to properties in exchange for notes
      receivable                                         (527,720)                -
     Advances to affiliate for properties in
        development, net of repayments                    842,753              (185,079)
     Advances to and investment in properties            (159,988)                -
     Other                                                 (1,121)                -
     Net cash provided by investing activities             18,946               164,561

Financing activities:
     Advances from affiliates, net of repayments         (208,874)              (52,932)
     Preferred dividends paid                            (242,735)                -
     Increase in prepaid expenses and other               (22,824)               (7,500)
                                                          -------                ------
     Net cash used by financing activities               (474,433)              (60,432)
                                                         ========               =======

Net decrease in cash                                      (48,482)              (18,414)
Cash and cash equivalents - beginning                      383,701               32,150
                                                           -------               ------
Cash and cash equivalents - ending                        $335,219              $13,736
                                                          ========              =======
DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2000 and 1999
(continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 1999              1998
                                               ---------          --------

Cash payments for interest                      $   8,433           $  -
                                                =========           =====

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Preferred dividends declared and accrued        $ 103,366           $  -
                                                =========           ======

Conversion of preferred stock to common
   stock:
        Decrease in preferred stock             $(897,992)          $  -
        Increase in common stock                  897,992              -
                                                ---------           ------
                                                $    -              $  -
                                                =========           ======

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

NOTE 1: SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with Diversified’s 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year.

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

NOTE 2:   ACCOUNTING POLICIES

Reclassification

Certain items in the financial statements for 1999 have been reclassified to conform to the format presented in these financial statements.

NOTE 3:   RELATED PARTY TRANSACTIONS

Diversified is developing properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. The owner of certain of the properties during development is Taylor House Enterprises, Limited (“Taylor House”), Diversified’s majority stockholder. Taylor House intends to sell the properties to third party owners after permanent financing is arranged. At March 31, 2000 development fees of $1,822,626 and reimbursable development costs of $2,037,128 are due to Diversified from Taylor House. At March 31, 2000, Diversified is the guarantor for $2,461,843 outstanding Taylor House construction loans for two 30-unit properties currently under construction. The total commitment for the properties currently under construction is $3,900,000.

From time to time, Diversified advances to or borrows funds from Taylor House or other related entities. The following schedule summarizes the related party activities for the three months ended March 31, 2000 and 1999.

                                                        Due from      Due (to) from
                                                       Affiliated    Taylor House &
                                                      Partnerships    Subsidiaries           Total
                                                     --------------  --------------         -------

Amounts due (to) from affiliates at January 1, 1999: $   233,616       $ 2,859,709      $ 3,093,325
    Computer equipment lease payment
       due to Taylor House                                    -             (1,503)          (1,503)
    Rent due to Taylor House                                                (8,100)          (8,100)
    Development fees and costs due from properties
       currently held  by Taylor House                                   1,490,383        1,490,383
    Advances due from affiliate                                             73,365           73,365
                                                     -----------       -----------      -----------
    Balance, March 31, 1999                          $   233,616       $ 4,413,854      $ 4,647,470
                                                     ===========       ===========      ===========

NOTE 3:   RELATED PARTY TRANSACTIONS (continued)

                                                        Due from      Due (to) from
                                                       Affiliated    Taylor House &
                                                      Partnerships    Subsidiaries           Total
                                                     --------------  --------------         -------

Amounts due from affiliates at January 1, 2000:      $   233,616       $ 4,828,435      $ 5,062,051
    Computer equipment lease payment
           due to Taylor House                                -             (1,503)          (1,503)
    Management fees due from affiliates                                      7,669            7,669
    Development fees and costs due from properties
       currently held by Taylor House                         -         (1,055,586)      (1,055,586)
    Interest receivable from affiliated properties            -             48,241           48,241
       Advances due from affiliate                                          35,650           35,650
    Repayments to Taylor House                                -            172,294           72,294
    Advances from Taylor House                                -             (6,739)          (6,739)
                                                     ----------        -----------      ------------
    Balance, March 31, 2000                          $   233,616       $ 4,028,461      $ 4,262,077
                                                     ===========       ===========      ===========

Included in the accompanying balance sheets under the following captions:

                                                                             March 31,             December 31,
                                                                               2000                   1999
                                                                               ----                   ----

     Development fees and costs due from affiliates (current asset)        $     -           $   1,235,650
     Development fees and costs due from affiliates (long-term asset)        4,145,445           3,917,140
     Accounts receivable-affiliates (long-term asset)                          712,826             669,507
     Accounts payable-affiliates (long-term liability)                        (596,194)           (760,246)
                                                                             ----------          ----------
                                                                         $   4,262,077       $   5,062,051
                                                                         =============       =============

Diversified earned interest of $78,862 for the three months ended March 31, 2000 on development fees and costs due from affiliates. Interest receivable of $260,070, net of a $13,950 allowance, is included in development fees and costs due from affiliates at March 31, 2000. There was no interest income earned from affiliates for the three months ended March 31, 1999.

In management’s opinion, net amounts due from affiliated partnerships are collectible, but will not be realized until such time as certain partnerships terminate. Diversified earned income from a wholly owned subsidiary of Taylor House. Diversified managed partnerships, whose general partner is Diversified’s chief executive officer and a beneficial shareholder of Taylor House. Revenues from these affiliates for the three months ended March 31, 2000 and 1999 are as follows:

                                               2000              1999
                                               ----              ----

         Management fees                   $    89,747      $    84,828
         Reimbursement fees                    277,975          172,291
                                           -----------      -----------
                                           $   367,722      $   257,119
                                           ===========      ===========

At March 31, 2000 and 1999, uncollected management fees and reimbursement fees are included in accounts receivable-trade and accounts receivable-affiliates.

NOTE 4:   FURNITURE AND EQUIPMENT
The Company has furniture and equipment as follows:

                                               March 31,       December 31,
                                                 2000              1999
                                                ------            ------

         Computer equipment                  $   232,702      $   230,836
         Office furniture                         50,766           52,005
                                             -----------      -----------
                                                 283,468          282,841
       Less accumulated depreciation            (182,067)        (169,989)
                                             ------------     ------------
                                             $   101,401      $   112,852
                                             ===========      ===========

Depreciation expense for the three months ended March 31, 2000 and 1999 was $13,316 and $8,948.

NOTE 5:   NOTES RECEIVABLE

Notes receivable consisted of the following:

                                                                   March 31,     December 31,
                                                                     2000            1999
                                                                    ------        --------

    9% note receivable with interest
       payable semi-annually, due 2009                           $   515,921      $  515,921
    7% note receivable, principal and interest due 2040              574,133         574,133
    7% note receivable, principal and interest due 2040              670,061         670,061
    10% note receivable with interest payable
       monthly, due 2010                                             493,499             -
    6.6% acquisition fee receivable, principal and interest
       due monthly, due 2007                                         470,500
    Prime based working capital line of credit, due 2000               34,221            -
                                                                 ------------      -------
                                                                   2,758,335       1,760,115
    Less current portion                                             (74,220)        (86,206)
                                                                 -----------     ------------

    Notes receivable-properties                                  $ 2,684,115     $ 1,673,909
                                                                 ===========     ===========

Interest receivable, related to the above notes receivable was $73,862 at March 31, 2000. Interest receivable of $7,739 is included in interest receivable as a current asset, while $66,123 interest receivable on the notes receivable due 2040 is included as a long-term asset.

Maturities of the notes receivable for future years are as follows:

                           Current year                $      74,220
                           2001                               27,165
                           2002                               93,540
                           2003                              148,434
                           2004                              148,434
                           2005                              234,641
                           later years                     2,031,901
                                                       -------------
                                                       $   2,758,335
                                                       =============

NOTE 6:   INVESTMENTS

For the three months ended March 31, 1999, proceeds from sales of Diversified’s investments were $730,000, resulting in gains of $31,045 and realized losses of $10,328. These gains and losses are reflected in other income in the financial statements. There were no proceeds from sales of investments in 2000.

NOTE 7:   CONVERSION OF PREFERRED STOCK

On February 25 and March 4, 2000, preferred shareholders converted 22 and 475 shares, respectively, of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The preferred shares were converted to 20,000 and 422,222 common shares, respectively.

The Company had preferred stock as follows:

                                    March 31, 2000                   December 31, 1999
                                   ----------------                 -------------------
                               Shares            Amount           Shares            Amount
                             ---------     -------------        ---------     -------------
         Series A              178,386     $     891,930          178,386     $     891,930
         Series B                1,728         3,124,146            2,225         4,022,138
                                ------     -------------           ------     -------------
                               180,114     $   4,016,076          180,611     $   4,914,068
                               =======     =============          =======     =============

NOTE 8:   PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the three months ended March 31, 2000 and 1999:

                                                                       3/31/00              3/31/99
                                                                       -------              -------
Current taxes payable (refundable):
     Federal                                                         $ 125,200              $ 54,300
     State                                                              30,500                16,500
     Utilization of operating loss carryforwards                      (155,700)              (70,800)
                                                                     -----------            ----------
                                                                         -                     -
                                                                     -----------            ----------
Deferred tax expense (benefit):
     Deferred compensation                                             (35,400)                 -
     Start up costs                                                      3,100                 3,600
     Generation of state loss carryforwards                             (9,600)                 -
     Generation of federal loss carryforwards                             -                     -
     Utilization of loss carryforwards                                 155,700                65,500
     All other changes                                                  19,100                  -
     Increase (decrease) in valuation allowance                       (132,900)              (69,100)
                                                                     -----------            ----------
                                                                          -                     -
                                                                     -----------            ----------
Income tax benefit                                                   $    -                 $   -
                                                                     ===========            ==========

NOTE 8:   PROVISION FOR INCOME TAXES - continued

The actual income tax benefit attributable to income (loss) from continuing operations for the three months ended March 31, 2000 and 1999 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                       3/31/00              3/31/99
                                                                       -------              -------

 Computed “expected” tax expense (benefit)                           $ 119,500              $ 69,000
 Timing differences related to deferred compensation                    35,400                  -
 Timing differences related to depreciation and amortization            (4,300)               (3,100)
 Utilization of net operating loss carryforward                       (125,200)              (60,000)
 Generation of net operating loss carryforward                             -                    -
 All other changes                                                     (25,400)               (5,900)
                                                                     ==========             =========
Income tax benefit                                                   $    -                 $   -
                                                                     ===========            =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows. There are no significant deferred income tax liabilities.

                                                                        3/31/00             3/31/99
                                                                        -------             -------
Non-current deferred tax asset:
     Deferred compensation                                           $ 132,300              $ 72,900
     Deferred revenues                                                (162,500)                 -
     Start-up cost                                                      24,800                29,500
     State operating loss carryforwards                                129,900               226,100
     Federal operating loss carryforward                                64,000               240,700
     All others                                                          5,800                11,800
                                                                     ---------              ----------
                                                                       194,300               581,000
     Valuation allowance                                              (194,300              (581,000)
                                                                     ---------              ----------
Net deferred tax asset                                               $    -                 $   -
                                                                     =========              ==========

At March 31, 2000 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                                     Federal             State
                                     -------             -----

                  2012             $    -                $567,299
                  2013                  -                 552,209
                  2014                  -                 123,872
                  2018              152,139                  -
                  2019               35,706                  -

NOTE 9:   EARNINGS PER SHARE

The following is a reconciliation of net income per share - basic and diluted for the three months ended March 31, 2000 and 1999:

                                                                        3/31/00                      3/31/99
                                                                        -------                      -------

     Net income  - basic and diluted                              $      248,214               $     202,958
                                                                  ==============               =============

     Weighted average shares outstanding - basic                       3,443,866                   3,301,400
     Additional shares issued assuming
         exercise of options                                              76,729                      76,729
     Shares assumed repurchased                                          (62,213)                    (48,711)
                                                                  ---------------              --------------
     Weighted average shares outstanding - diluted                     3,458,382                   3,329,418
                                                                  ==============               =============

For the three months ended March 31, 2000 and 1999, an additional 142,000 options and warrants were not included since conversion would be anti-dilutive. Conversion of the remaining Series B Cumulative Convertible Preferred Stock in 2000 also were not included

Independent Accountants’ Review Report

To the Board of Directors and Shareholders of
   Diversified Senior Services, Inc. and Subsidiaries

        We have reviewed the accompanying consolidated balance sheet of Diversified Senior Services, Inc. and subsidiaries (“Diversified”) as of March 31, 2000, and the related consolidated statements of operations, changes in shareholders’ equity and of cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of Diversified’s management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

        The accompanying consolidated interim financial statements of Diversified do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In Diversified management’s opinion, the disclosures presented are adequate to make the information presented not misleading.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Diversified Senior Services, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders’ equity and of cash flows for the year then ended (not presented herein); and in our report dated March 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

May 12, 2000
Winston-Salem, North Carolina

/s/ The Daniel Professional Group, Inc.
The Daniel Professional Group, Inc.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below should be read in conjunction with the Interim Financial Statements of Diversified and Notes appearing elsewhere in this report and the Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Overview

Diversified Senior Services, Inc. (“Diversified”) was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited (“Taylor House”) and began operations in July 1996. Diversified manages apartments, primarily for seniors, and develops and manages assisted living properties and develops and independent living properties for seniors. All properties target low and moderate income residents.

In July 1996 Diversified acquired Residential Properties Management, Inc. (“RPM”), a wholly owned subsidiary of Taylor House. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. On January 14, 1998, Diversified completed its initial public offering. On February 16, 1998, Diversified formed a wholly-owned subsidiary, DSS Funding, Inc. (“DSSF”), a North Carolina corporation, for the purpose of securing permanent financing for the properties which Diversified develops or acquires for third party owners. On July 22, 1998, Diversified formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. (“DSSVA”), a Virginia corporation, for the purpose of developing and managing properties in Virginia.

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

Diversified continues to develop 60-unit assisted living residences and 30-unit independent senior housing residences with services. As of May 5, 2000, Diversified has two assisted living properties stabilized at greater than 90% occupancy, one in final rent-up, one in initial rent-up, two nearing the completion of construction, and controls six additional sites approved under North Carolina's moratorium on new assisted living facilities. The construction process is estimated to be nine to twelve months for each 60-unit assisted living residence.

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

We completed construction of our first 30-unit residence in March 2000, and we have another site scheduled for completion during the summer of 2000. There are two sites ready to begin construction and an additional site we control, all of which have positive feasibility. All sites are in North Carolina.

Upon completion of these 60-unit and 30-unit residences, we will begin to recognize management fee income from the properties. Our development and construction pace depends upon our success in obtaining construction and permanent financing. There can be no assurance that we will obtain financing on a regular or timely schedule. If alternative financing cannot be arranged on acceptable terms, we may not be able to produce a pipeline of developed properties on a regular basis. We believe that in the future the development and management of assisted living facilities and residences for the elderly will provide the vast majority of Diversified's revenues and profits.

Diversified develops properties for third party owners. Diversified recognizes development fee income on the percentage of completion basis. Development costs are paid by Diversified as incurred and are reimbursed by the purchaser when the property is sold. If a site is abandoned, all development costs associated with that property are written off.

Most of the operating expenses of Diversified are related to the personnel directly performing the management services and the corporate management staff. Between 75% and 85% of the expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses such as travel, rent, telephone and office expenses that support the activities of the personnel. Since Diversified's inception, the operating staff increases have been due to the addition of properties under management. However, the corporate staff has grown over that same period of time because of the need to have adequate personnel in place to support the development effort. We expect that expenses associated with operating personnel will continue to increase significantly as Diversified expands, but we do not expect to increase the corporate staff significantly during the next several years.

Results of Operations

Three Months Ended March 31, 2000 As Compared to the Three Months Ended March 31, 1999

Income

Total income decreased $16,192 to $1,529,226 for the three months ended March 31, 2000 from $1,545,418 for the three months ended March 31, 1999. The slight decrease was the net effect of a decrease in development fees and increases in management fees and reimbursement income.

Management Fees.   Management fees increased $64,596 to $253,754 for the three months ended March 31, 2000 from $189,158 for the three months ended March 31, 1999. The increase was due primarily to the recognition of management fees on the two 60-unit assisted living facilities developed by Diversified, which commenced operations during the third quarter of 1999, and beginning March 1, 2000, the management of two 64 resident assisted living facilities located in Newport and Shelby, North Carolina. Diversified expects growth in fee income as the developed assisted living and independent living properties are completed and rented.

Reimbursement Income.   Reimbursement income increased $306,902, to $675,209 for the three months ended March 31, 2000 from $368,307 for the three months ended March 31, 1999. The increase was the result of income received from the properties for personnel hired to manage the two 60-unit assisted living facilities developed by Diversified that began accepting residents in June and July of 1999 and the two new 64 resident assisted living facilities mentioned above. Diversified expects continued increases in reimbursement income as the number of properties under management increases.

Development Fees.   Development fees decreased $306,277 to $593,350 for the three months ended March 31, 2000 from $899,627 for the three months ended March 31, 1999 as a result of decreased development activities during the first quarter of 2000. Since development fee income is recognized on a percentage of completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences currently being developed by Diversified. Diversified expects development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

Other Income.   Other income decreased $81,413 to $6,913 for the three months ended March 31, 2000 from $88,326 for the three months ended March 31, 1999. Other income includes DSSF consulting fees and, for the three months ended March 31, 1999, home care fees. The decrease is due to a decrease in home care fees. On June 1, 1999, Diversified sold the home care business to an independent home care provider. Diversified expects consulting fees earned by DSSF to be cyclical, just as development fee income mentioned above.

Operating Expenses

Operating expenses increased $248,180 to $1,290,301 for the three months ended March 31, 2000 from $1,042,121 for the three months ended March 31, 1999. The increase is due to personnel related expenses.

Personnel Related Expense.   Personnel expense increased $255,634 to $1,073,252 for the three months ended March 31, 2000 from $817,618 for the three months ended March 31, 1999. The increase was the net effect of an increase in site related personnel expense of $306,902, as mentioned above in reimbursement income, offset by a decrease in personnel expense related to the home care business which was sold on June 1, 1999. Diversified expects increases in personnel expense in future periods depending upon increases in management and development activity.

Administrative and Other Expenses.   Administrative and other expenses decreased $1,013 to $203,733 for the three months ended March 31, 2000 from $204,746 for the three months ended March 31, 1999. Diversified expects increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate management of Diversified.

Other Income and Expenses.   Diversified earned $121,088 and $28,227 in interest income from the investment of cash and cash equivalents and interest on funds loaned to the owners of properties being developed during the three months ended March 31, 2000 and 1999, respectively. The increase is the net effect of an increase in interest on funds loaned to properties and a decrease in the amount of funds held for development at March 31, 2000 as compared to March 31, 1999. Diversified expects interest income in future periods from funds loaned to the owners of properties currently being developed.

Net Income before cumulative effect of change in accounting for development related costs.   The net income before the cumulative effect decreased $179,944 to $351,580 for the three months ended March 31, 2000 from $531,524 for the three months ended March 31, 1999. The decrease was the net effect of a decrease in operating income and an increase in interest income.

Cumulative effect of change in accounting for development related costs. The change in accounting policy resulted in the write off of salaries and administrative and other expenses in the amount of $328,566 capitalized in development costs at January 1, 1999.

Net Income.   The net income increased $148,622 to $351,580 for the three months ended March 31, 2000 from $202,958 for the three months ended March 31, 1999. The increase was due to the net effect of a decrease in operating income, an increase in interest income and the cumulative effect of change in accounting for development related costs at January 1, 1999.

Preferred Stock Dividends.   During 1999, Diversified issued 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The Stock pays a 12% dividend semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding. During the first quarter of 2000, 497 shares were converted to 442,222 shares of common stock. Preferred stock dividends were $103,366 for the three months ended March 31, 2000.

Net Income Available to Common Shareholders.   The net income available to common shareholders increased $45,256 ($.01 per share) to $248,214 ($.07 per share) for the three months ended March 31, 2000 from $202,958 ($.06 per share) for the three months ended March 31, 1999. The increase was due to the net effect of a decrease in operating income and an increase in interest income, offset by the cumulative effect of the change in accounting policy and the preferred stock dividends. Diversified expects to break even until properties currently being developed are completed and reach stabilized occupancy.

Financial Condition

March 31, 2000 As Compared to December 31, 1999

     Diversified had current assets of $714,059 on March 31, 2000 and $1,941,355 on December 31, 1999. The primary current asset on December 31, 1999 was development fees and costs due from affiliates of $1,235,650. This amount was collected during the first quarter of 2000. Accounts receivable-trade decreased to $79,462 at March 31, 2000 compared to $86,893 at December 31, 1999 due primarily to the termination of the home care business in 1999. Diversified expects receivables to increase as Diversified increases management of apartment units and assisted living residences. Prepaid expenses and other increased from $120,109 at December 31, 1999 to $163,794 at March 31, 2000 due primarily to the payment of certain operating expenses during the three months ended March 31, 2000 that will be charged to expense as the related services are performed.

Development costs decreased to $440,024 at March 31, 2000 from $606,911 at December 31, 1999. The decrease is due to reimbursements of development costs previously advanced by Diversified. During the initial stages of development, Diversified advances funds for, and capitalizes certain development costs. When development fee income is recognized on a certain property, that property's associated development costs become receivable from either Taylor House, on a temporary basis, or from the permanent owner. Development costs are either recouped with the successful completion of a property or written off if a site is abandoned.

Development fees and costs due from properties currently held by Taylor House increased to $4,145,445 at March 31, 2000 from $3,917,140 at December 31, 1999. The increase reflects the ongoing development of properties and the related recognition of development fees by Diversified as the properties near completion. Development fees and costs are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

The Company completed the permanent financing on four 60-unit facilities in June and July of 1999 and one 60-unit facility in February of 2000. As part of the transactions, the ownership of those facilities transferred from Taylor House to a third party, not-for-profit organization. As a result of the transfers of properties from Taylor House to third parties, receivables previously recorded in development fees and costs due from properties are reclassified to accounts receivable-properties and/or notes receivable-properties, as appropriate. At March 31, 2000, accounts receivables from properties were $786,100 as compared to $687,159 at December 31, 1999 and notes receivable-properties increased to $2,758,335 at March 31, 2000 from $1,760,115 at December 31, 1999.

Accounts receivable-affiliates increased to $712,826 at March 31, 2000 from $669,507 at December 31, 1999. The increase is due primarily to Diversified's advances made to an affiliate for operations at the Virginia facility.

Accounts payable-affiliates decreased to $596,194 at March 31, 2000 from $760,246 at December 31, 1999 due to Diversified's repayments to Taylor House for advances associated with properties currently being developed.

Total liabilities decreased $250,743 to $1,290,703 at March 31, 2000 from $1,541,446 at December 31, 1999 due primarily to the decrease in accounts payable-affiliates, as mentioned above and the payment of preferred dividends accrued at December 31, 1999. The deferred salaries of $191,823 are payable at the discretion of the employees and more than likely will not be paid from cash.

Shareholder's equity increased to $8,909,390 at March 31, 2000 from $8,661,176 at December 31, 1999. The increase was the net effect of a decrease due to the accrual of preferred dividends of $103,366 and the decrease in accumulated deficit due to the net income of $351,580. As discussed previously, during the three months ended March 31, 2000, 497 shares of Series B Cumulative Convertible Preferred Stock were converted to 442,222 shares of common stock. The conversion resulted in a decrease of $897,992 in preferred stock and an increase of $897,992 in common stock.

Liquidity and Capital Resources

Generally, Diversified has operated, and expects to continue to operate, on a negative cash flow from operations basis due to start-up expenses and lengths of the development cycles. Currently, Diversified's primary cash requirements include funding operating deficits and development expenses related to the development, construction and fill-up of 60 unit assisted living residences and 30 unit independent senior housing residences with services.

The net proceeds of the January 14, 1998 initial public offering were used to pay off the outstanding balance under the bank line of credit, to provide $3.5 million in development working capital for the assisted living and independent living projects and for general corporate purposes. The proceeds from the initial public offering designated for development were fully invested in assisted living and in dependent living properties by the end of the first quarter of 1999. The proceeds from the issuance of preferred stock during the second, third and fourth quarters of 1999 provided additional development working capital. Diversified has arranged for a $1 million, three year term loan from a bank that will be repaid primarily from the collection of notes receivable properties over the life of the loan. Diversified anticipates that the proceeds from the term loan, the collection of development fees and costs receivable, together with construction funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. Diversified currently has several sources of potential funding and does not anticipate that liquidity demands will not be met. However, there can be no assurance that Diversified will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by Diversified will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

Diversified is the guarantor on the construction loans for the 30-unit properties currently under construction owned by Taylor House.

Inflation and Interest Rates

Inflation has had minimal impact on the daily operations of Diversified. Increases in salaries and administrative expenses have been offset by increases in management fees that are computed as a percentage of rent and resident service fees. Increases in resident service fees may lag behind inflation since the amount of the fee is based on a cost reimbursement by public sources. Except for the lag time, however, Diversified expects the reimbursement to keep pace with inflation.

Diversified's primary concern regarding inflation is interest rate fluctuations. High interest rates would increase the cost of building new facilities and could slow down Diversified's development plans.

Year 2000

All computer programs currently in use by Diversified have been upgraded to be Year 2000 compliant as part of normal updating expense. We have experienced minor problems with the software for filing Medicaid claims but the dollar amounts involved have not been material.

Certain Accounting Considerations

SFAS No. 123

In October 1995, FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. Diversified adopted its Stock Incentive Plan effective January 1, 1997. During 1998, Diversified granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. At March 31, 2000, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting.

Information Concerning Forward Looking Statements

With the exception of historical information (information relating to Diversifed's financial condition and results of operations at historical dates or for historical periods), the matters discussed herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. These forward-looking statements are based on management's expectations as of the date hereof, and Diversified does not undertake any responsibility to update any of these statements in the future.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)   Sales of Unregistered Securities.

At May 3, 1999, Diversified entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors contemplating the potential funding of up to $4.450 million (the “Funding”). The Funding provided for the private placement by Diversified of up to 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) convertible into shares of Diversified's Common Stock, no par value (the “Common Stock”). Pursuant to the Purchase Agreement, Diversified sold to the investors the Series B Preferred Stock in three tranches in the following amounts: (i) $3,000,000 of the stated value of the Series B Preferred Stock in the first tranche; (ii) $715,000 of the stated value of the Series B Preferred Stock in the second tranche; and (iii) $735,000 of the stated value of the Series B Preferred Stock in the third tranche. In the second quarter of 1999, the first tranche was funded at the signing of the Purchase Agreement; in the third quarter of 1999, the second tranche was funded within 10 days of Diversified filing a resale registration statement with the Securities and Exchange Commission with respect to the Series B Preferred Stock and the underlying Common Stock; and in the fourth quarter of 1999, the third tranche was funded within 10 days of such resale registration statement being declared effective by the Securities and Exchange Commission. Taylor House Enterprises, Ltd. (“THE”), Diversified's parent, participated as an investor in the Funding, purchased $60,000 (30 shares), $20,000 (10 shares), and $20,000 (10 shares) of Series B Preferred Stock (30 shares) in the first tranche, second tranche, and third tranche, respectively.

Holders of Series B Preferred Stock are entitled to receive, in preference to the holders of Common Stock or any other securities which are junior to the Series B Preferred Stock, cumulative dividends at an annual rate of 12% which shall be paid semi-annually in arrears on the first business day of January and July in each year (each, a “Dividend Date”), commencing on July 1, 1999. Dividends will be payable to holders of record as they appear on Diversified's stock books on the record date, which will be the December 15 or June 15, as the case may be, before the related Dividend Date.

The Series B Preferred Stock was convertible into shares of Diversified's Common Stock at $4.00 per share until January 29, 2000 and, after such date, at the lower of $4.00 per share or the lowest bid price of the Common Stock during the 30 trading days preceding the date of conversion. However, each of the investors has agreed that in no event shall it be permitted to convert any shares of Series B Preferred Stock in excess of the number of such shares upon the conversion of which, the sum of (i) the number of shares of Common Stock owned by such investor plus (ii) the number of shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock, would be equal to or exceed 9.999 percent of the number of shares of Common Stock then issued and outstanding, including the shares that would be issuable upon conversion of the Series B Preferred Stock held by such investor. The Purchase Agreement prohibits the investors and their affiliates from engaging in shorting transactions in the Common Stock at any time the Common Stock is trading below $8.00 per share.

Diversified has the right to redeem the outstanding Series B Preferred Stock, in whole or in part, at any time and from time to time, from and after the first day on which the price of the Company's Common Stock exceeds $8.00 by paying to the holders of the Series B Preferred Stock 100% of its stated value, together with all accrued and unpaid dividends thereon through the date of redemption.

Until such time as all of the Series B Preferred Stock has been converted into Common Stock, or has been redeemed, Diversified shall not, without the written consent of 75% of the holders of interest of the then outstanding shares of Series B Preferred Stock, incur any indebtedness except for: (i) indebtedness existing as of the closing of the first tranche, (ii) indebtedness (including guarantees thereof) secured by real property (including leasehold interests) incurred by Diversified in connection with the development of, or purchase of, such real property, provided that such indebtedness does not exceed 80% of the fair market value of the property interest securing such indebtedness at the time such indebtedness is put in place or (iii) any guarantees of lines of credit used specifically to finance the working capital of affiliates which develop senior housing or assisted living facilities; provided, however, that prior to such time as all of the shares of Series B Preferred Stock are converted into shares of Common Stock, the aggregate amount of the guarantees referenced in sub-clause (iii) outstanding at any one time shall not exceed $3,000,000. Furthermore, until such time as all the Series B Preferred Stock has been converted into Common Stock, or have been redeemed, Diversified must maintain a tangible net worth (determined in accordance with United States generally accepted accounting principals applied on a consistent basis) of at least $4,000,000.

Each purchaser of the Series B Preferred Stock has the right to cause Diversified to redeem a portion of such purchaser's shares of Series B Preferred Stock, at any time and from time to time, after May 3, 2002 at 100% of the stated value of such shares, together with all accrued and unpaid dividends thereon through the date of redemption plus a Put Premium (as defined below). The maximum number of shares of Series B Preferred Stock, expressed as a percentage of the total number of shares of Series B Preferred Stock issued, that may be so redeemed during certain defined periods is set forth in the table below. The “Put Premium” shall be an additional payment by Diversified to the holder of the Series B Preferred Stock being redeemed in an amount such that when added to the total dividends paid to such holder through the date of redemption will yield an annual percentage rate of return (“Total Return”) to such holder set forth below opposite the period in which such redemption occurs. The additional amount represented by the Put Premium may, at the option of the holder of the Series B Preferred Stock, be paid in cash or in shares of registered Common Stock.

Redemption Date	Maximum Percentage of Shares Redeemed	Total Return

May 3, 2002 - May 4, 2003	33%	18%

May 3, 2003 - May 4, 2004	66%	19%

May 4, 2004 and thereafter	100%	20%

On November 4, 1999, THE transferred 362,500 shares of Diversified's unregistered Common Stock to Diversified, and, on November 9, 1999, Diversified delivered such shares of unregistered Common Stock to the purchasers of the Series B Preferred Stock, other than THE. The stock was transferred in accordance with terms of the Series B Preferred Stock purchase agreement since the closing bid price for Diversified's Common Stock did not reach $14.00 per share for at least five trading days on or before October 30, 1999. Since this provision became effective, Diversified does not expect to issue any new shares of its Common Stock in the immediate future.

The offers and sales to the purchasers of the Series B Preferred Stock were made pursuant to a claim of exemption under Section 4(2) of the Securities Act, as amended (the “Securities Act”). Diversified did not use any general advertisement or solicitation in connection with the offer or sale of the Series B Preferred Stock to the investors. Each of the investors represented and warranted, among other things, that he or it was purchasing the Series B Preferred Stock for investment purposes and not with a view to distribution and that he or it was an “accredited investor” (as defined in Regulation D promulgated by the SEC). Appropriate legends were affixed to the certificates.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

      27    Financial Data Schedule.*

(b)    Reports on Form 8-K

         None.

------------------------
*  Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED SENIOR SERVICES, INC. Registrant

By: /s/ G. L. Clark, Jr.
Date: May 15, 2000	G. L. Clark, Jr. Executive Vice President and Chief Financial Officer