Form 10QSB
period 2000-06-30
DIVERSIFIED SENIOR SERVICES INC
filed 2000-08-14
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

or
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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No___

As of July 31, 2000, the Registrant had 3,743,622 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format    Yes___ No X

DIVERSIFIED SENIOR SERVICES, INC.

FORM 10-QSB/A

June 30, 2000

TABLE OF CONTENTS

Page

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Statements of Changes In Shareholders' Equity	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

PART II:	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURE PAGE	21

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                       June 30,          December 31,
                                                                        2000                1999
                                                                     ----------          -------------
                     ASSETS
Current assets:
        Cash and cash equivalents                                     $747,111              $383,701
        Development fees and costs due from affiliates                    -                1,235,650
        Accounts receivable - trade                                    137,923                86,893
        Accounts receivable - properties                                50,000                  -
        Prepaid expenses and other                                     156,675               120,109
        Interest receivable                                             29,860                28,796
        Notes receivable - properties                                   74,220                86,206
                                                                   -------------         ------------
                                                                     1,195,789             1,941,355

Furniture and equipment, net                                           105,719               112,852
Development costs                                                      449,694               606,911
Development fees and costs due from affiliates                       4,317,404             3,917,140
Accounts receivable - affiliates                                       712,379               669,507
Accounts receivable - properties                                     1,114,270               687,159
Interest receivable                                                     97,687                43,789
Notes receivable - properties                                        2,684,115             1,673,909
Investment in bonds                                                    300,000               300,000
Other assets                                                           250,000               250,000
                                                                   -------------         ------------
                                                                   $11,227,057           $10,202,622
                                                                   =============         ============
                     LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses                         $390,804              $308,047
        Commitments - affiliates with properties under construction     41,327                38,595
        Preferred dividends payable                                    207,300               242,735
                                                                   -------------         ------------
                                                                       639,431               589,377

        Note payable                                                 1,000,000                  -
        Accounts payable - affiliates                                  601,446               760,246
        Deferred salaries and bonuses                                  191,823               191,823
                                                                   -------------         ------------
                                                                     2,432,700             1,541,446
                                                                   -------------         ------------
                     SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
        180,114 issued and outstanding at June 30,
        2000 and 180,611 at December 31, 1999                       4,016,076              4,914,068
Common stock, no par, authorized 100,000,000 shares;
        3,743,622 shares issued and outstanding at
        June 30, 2000 and 3,301,400 at December 31, 1999            7,217,238              6,319,246
Deemed distribution                                                (1,335,790)            (1,335,790)
Preferred dividends                                                  (507,241)              (299,941)
Accumulated deficit                                                  (595,926)              (936,407)
                                                                  --------------         ------------
                                                                    8,794,357              8,661,176
                                                                  --------------         ------------
                                                                  $11,227,057            $10,202,622
                                                                  ==============         ============

See accompanying notes and independent accountants' review report

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                          Three Months     Three Months      Six Months      Six Months
                                                             Ended           Ended             Ended           Ended
                                                            June 30,        June 30,          June 30,        June 30,
                                                              2000           1999              2000            1999
                                                          -------------    ------------       ----------     -----------
Income:
     Management fees                                     $   284,439         231,297         $  538,193      $  420,455
     Reimbursement income                                    998,334         435,694          1,673,543          04,001
     Development fees                                        210,509         386,705            803,859       1,286,332
     Other                                                    55,270         157,946             62,183         246,272
                                                         ------------     -----------        -----------     -----------
                                                           1,548,552       1,211,642          3,077,778       2,757,060
                                                         ------------     -----------        -----------     -----------
Expenses:
     Personnel related                                     1,392,329         873,063          2,465,581       1,690,681
     Administrative and other                                253,355         203,400            457,088         408,146
     Depreciation and amortization                            14,039          19,966             27,355          39,723
                                                         ------------     -----------        -----------     -----------
                                                           1,659,723       1,096,429          2,950,024       2,138,550
                                                         ------------     -----------        -----------     -----------
Operating income (loss)                                     (111,171)        115,213            127,754         618,510
Other income (expenses):
     Interest and other income                               115,678            -               236,766          28,227
     Interest and other expense                              (15,606)         (3,548)           (24,039)         (3,548)
                                                         ------------     -----------        -----------     -----------
Net income (loss) before cumulative effect of
     change in accounting for development related costs      (11,099)        111,665            340,481         643,189
Cumulative effect of change in accounting
     for development related costs                              -               -                  -            328,566
                                                         ------------     -----------        -----------     -----------
Net income (loss)                                           (11,099)         111,665            340,481         314,623

Preferred stock dividends                                   103,934           57,205            207,300          57,205
                                                         ------------     -----------        -----------     -----------
Net income (loss) available for common shareholders       $(115,033)      $   54,460         $  133,181      $  257,418
                                                         ============     ===========        ===========     ===========
Per share data:
     Net income (loss) available to common shareholders
        before cumulative effect of change in accounting
        for development related costs                    $    (0.03)      $     0.02         $     0.04      $     0.18
     Cumulative effect of change in accounting
        for development related costs                           -                -                  -              0.10
                                                         ------------     -----------        -----------     -----------
     Net income (loss) per share - basic and diluted     $    (0.03)      $     0.02         $     0.04      $     0.08
                                                         ============     ===========        ===========     ===========
     Weighted average shares outstanding - basic          3,743,622        3,301,400          3,593,744       3,301,400
                                                         ============     ===========        ===========     ===========
     Weighted average shares outstanding - diluted        3,743,622        3,326,116          3,595,615       3,327,821

See accompanying notes and independent accountants' review report

DIVERSIFIED SENIOR SERVICES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2000 and 1999

(Unaudited)

                             Preferred  Common     Preferred  Common     Deemed       Preferred  Accumulated
                              Shares    Shares      Stock      Stock     Distribution Dividends   Deficit       Total
                             ---------  ---------  ---------  ---------- ------------ ---------  -----------   ----------
Balance, January 1, 1999      178,386   3,301,400   $891,930  $6,319,246 $(1,335,790)     $-     $(1,293,560)  $4,581,826
Issuance of preferred stock     1,500              2,687,532                                                    2,687,532
Decrease in unrealized gain       -         -         -           -           -                      (54,782)     (54,782)
Net income for the six months
    ended June 30, 1999           -         -         -           -           -            -         257,418      257,418
                              --------- --------- ----------  ---------- ------------ ---------  ------------- -----------
Balance, June 30, 1999        179,886   3,301,400 $3,579,462  $6,319,246 $(1,335,790)     $-     $(1,090,924)  $7,471,994
                              ========= ========= ==========  ========== ============ =========  ============= ===========

Balance, January 1, 2000      180,611   3,301,400 $4,914,068  $6,319,246 $(1,335,790) $(299,941)   $(936,407)  $8,661,176
Conversion of preferred stock    (497)    442,222   (897,992)    897,992                                           -
Preferred dividends                                                                    (207,300)                 (207,300)
Net income for the six months
    ended June 30, 2000                                                                              340,481      340,481
                              --------- --------- ----------  ---------- ------------ ---------  ------------- -----------
Balance, June 30, 2000        180,114   3,743,622 $4,016,076  $7,217,238 $(1,335,790) $(507,241)   $(595,926)  $8,794,357
                              ========= ========= ==========  ========== ============ =========  ============= ===========

See accompanying notes and independent accountants' review report

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                    Three Months      Three Months   Six Months      Six Months
                                                        Ended           Ended           Ended          Ended
                                                      June 30,         June 30,        June 30,       June 30,
                                                        2000            1999            2000           1999
                                                    ------------      ------------   -----------     ----------

Operating activities:
Net income (loss)                                    $(11,099)         $111,665       $340,481        $314,623
Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
     Depreciation and amortization                     14,039            19,966         27,355          39,723
     Cumulative effect of write off of development
       related costs                                      -               -               -            328,566
     Allowance for uncollectible accounts receivable    5,000             -             10,000             -
     Changes in operating assets and liabilities:
        Accounts receivable - trade                   (58,461)         (103,361)       (51,030)       (111,434)
        Prepaid expenses and other                     10,869            (5,924)        (9,992)        (96,864)
        Accounts receivable - affiliates                 -              (28,467)          -            (48,900)
        Interest receivable                           (50,060)            -            (54,962)            -
        Development fees receivable, net
          of collections                             (331,107)         (386,707)      (630,968)       (957,766)
        Accounts payable - trade                       28,958          (136,688)        82,757        (129,610)
        Accounts payable - affiliates                   1,502             4,202          3,005          13,805
                                                   -----------       ------------     -----------    -----------
                Total adjustments                    (379,260)         (636,979)      (623,835)       (962,480)
                                                   -----------       ------------     -----------    -----------
     Net cash used by operating activities           (390,359)         (525,314)      (283,354)       (647,857)
                                                   -----------       ------------     -----------    -----------
Investing activities:
     Investments                                         -              (64,363)         -             638,561
     Purchases of furniture and equipment             (18,357)           (3,463)       (20,222)        (10,431)
     Development costs reimbursed (paid)               (9,670)          (64,278)       157,217        (410,594)
     Advances to properties in exchange
       for notes receivable                              -                 -          (527,720)            -
     Advances to affiliate for properties in
       development, net of repayments                (107,954)       (1,860,060)       734,799      (2,045,139)
     Advances to and investment in properties         (66,068)             -          (226,056)            -
     Other                                              3,853              -             2,732             -
                                                   -----------       ------------     -----------   ------------
     Net cash provided (used) by investing
       activities                                    (198,196)       (1,992,164)       120,750      (1,827,603)
                                                   -----------       ------------    ------------   ------------

Financing activities:
     Proceeds from bank borrowings                  1,000,000             -          1,000,000            -
     Proceeds from issuance of preferred stock, net     -             2,687,532          -           2,687,532
     Advances from affiliates, net of repayments        4,197            73,442       (204,677)         20,510
     Preferred dividends paid                           -                 -           (242,735)           -
     (Increase) decrease in prepaid expenses and other (3,750)            2,400        (26,574)         (5,100)
                                                   -----------       ------------     -----------    -----------
     Net cash provided by financing activities      1,000,447         2,763,374        526,014       2,702,942
                                                   -----------       ------------     -----------    -----------
Net increase in cash                                  411,892           245,896        363,410         227,482
Cash and cash equivalents - beginning                 335,219            13,736        383,701          32,150
                                                   -----------       ------------    -----------    -----------
Cash and cash equivalents - ending                 $  747,111        $  259,632      $ 747,111      $  259,632
                                                   ===========       ============    ===========    ===========

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2000 and 1999
(continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               2000            1999
                                             --------         -------

Cash payments for interest                   $ 14,872          $ -
                                             =========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Preferred dividends declared and accrued     $207,300          $57,205
                                             ========          ========

Conversion of preferred stock to common stock:
        Decrease in preferred stock          $(897,992)          $ -
        Increase in common stock               897,992             -
                                             ----------        --------
                                             $    -              $ -
                                             ==========        ========

See accompanying notes and independent accountants' review report

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

NOTE 1: SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with Diversified’s 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year.

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

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE 3: RELATED PARTY TRANSACTIONS

Diversified is developing properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. The owner of certain of the properties during development is Taylor House Enterprises, Limited (“Taylor House”), Diversified’s majority stockholder. Taylor House intends to sell the properties to third party owners after permanent financing is arranged. At June 30, 2000 development fees of $1,822,626 and reimbursable development costs of $2,145,082 are due to Diversified from Taylor House. At June 30, 2000, Diversified is the guarantor for $3,061,073 outstanding Taylor House construction loans for two 30-unit properties currently under construction. The total commitment for the properties currently under construction is $3,900,000.

From time to time, Diversified advances to or borrows funds from Taylor House or other related entities. The following schedule summarizes the related party activities for the six months ended June 30, 2000 and 1999.

                                                          Due from        Due (to) from
                                                          Affiliated      Taylor House &
                                                          Partnerships    Subsidiaries             Total
                                                         --------------   --------------      -----------

Amounts due (to) from affiliates at January 1, 1999:      $ 233,616       $ 2,859,709         $ 3,093,325
    Computer equipment lease payment
       due to Taylor House                                    -                (3,005)             (3,005)
    Rent due to Taylor House                                                  (10,800)            (10,800)
    Development fees and costs due from properties
       currently held  by Taylor House                                      3,772,682           3,772,682
    Advances from Taylor House                                               (100,000)           (100,000)
    Advances due from affiliate                                               128,390             128,390
                                                        -----------       ------------        -----------
    Balance, June 30, 1999                                $ 233,616       $ 6,646,976         $ 6,880,592
                                                        ===========       ===========         ===========

NOTE 3: RELATED PARTY TRANSACTIONS (continued)

                                                        Due from      Due (to) from
                                                       Affiliated    Taylor House &
                                                      Partnerships    Subsidiaries         Total
                                                     --------------  --------------        -------

Amounts due from affiliates at January 1, 2000:      $   233,616       $ 4,828,435      $ 5,062,051
    Computer equipment lease payment
           due to Taylor House                                -             (3,005)          (3,005)
    Management fees due from affiliates                                     14,950           14,950
    Development fees and costs due from properties
       currently held by Taylor House                         -           (947,631)        (947,631)
    Interest receivable from affiliated properties            -            107,746          107,746
       Advances due from affiliate                                          32,421           32,421
    Repayments to Taylor House                                -            172,294          172,294
    Advances from Taylor House                                -            (10,489)         (10,489)
                                                     -----------       -----------      -----------
    Balance, June 30, 2000                           $   233,616       $ 4,194,721      $ 4,428,337
                                                     ===========       ===========      ===========

Included in the accompanying balance sheets under the following captions:

                                                                             June 30,             December 31,
                                                                               2000                   1999
                                                                              ------                 ------

     Development fees and costs due from affiliates (current asset)      $      -              $   1,235,650
     Development fees and costs due from affiliates (long-term asset)        4,317,404             3,917,140
     Accounts receivable-affiliates (long-term asset)                          712,379               669,507
     Accounts payable-affiliates (long-term liability)                        (601,446)             (760,246)
                                                                         -------------             ---------
                                                                         $   4,428,337         $   5,062,051
                                                                         =============         =============

Diversified earned interest of $133,367 for the six months ended June 30, 2000 on development fees and costs due from affiliates. Interest receivable of $319,575, net of a $18,950 allowance, is included in development fees and costs due from affiliates at June 30, 2000. There was no interest income earned from affiliates for the six months ended June 30, 1999.

In management’s opinion, net amounts due from affiliated partnerships are collectible, but will not be realized until such time as certain partnerships terminate. Diversified earned income from a wholly owned subsidiary of Taylor House. Diversified managed partnerships, whose general partner is Diversified’s chief executive officer and a beneficial shareholder of Taylor House. Revenues from these affiliates for the six months ended June 30, 2000 and 1999 are as follows:

                                            2000              1999
                                           ------            ------

         Management fees               $   178,780      $   166,276
         Reimbursement fees                545,464          367,829
                                       -----------      -----------
                                       $   724,244      $   534,105
                                       ===========      ===========

At June 30, 2000 and 1999, uncollected management fees and reimbursement fees are included in accounts receivable-trade and accounts receivable-affiliates.

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE 4: FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                               June 30,        December 31,
                                                 2000              1999
                                                ------            ------

         Computer equipment                  $   251,058      $   230,836
         Office furniture                         50,766           52,005
                                             -----------      -----------
                                                 301,824          282,841
       Less accumulated depreciation            (196,105)        (169,989)
                                             ------------     ------------
                                             $   105,719      $   112,852
                                             ===========      ===========

Depreciation expense for the six months ended June 30, 2000 and 1999 was $27,355 and $18,105.

NOTE 5: NOTES RECEIVABLE

Notes receivable consisted of the following:

                                                                         June 30,        December 31,
                                                                           2000                1999
                                                                          ------          ----------

    9% note receivable with interest
       payable semi-annually, due 2009                                 $   515,921      $   515,921
    7% note receivable, principal and interest due 2040                    574,133          574,133
    7% note receivable, principal and interest due 2040                    670,061          670,061
    10% note receivable with interest payable
       monthly, due 2010                                                   493,499               -
    6.6% acquisition fee receivable, principal and interest
       due monthly, due 2007                                               470,500               -
    Prime based working capital line of credit, due 2000                    34,221               -
                                                                       ------------     ------------
                                                                         2,758,335        1,760,115
    Less current portion                                                   (74,220)         (86,206)
                                                                       ------------     ------------

    Notes receivable-properties                                        $ 2,684,115      $ 1,673,909
                                                                       ============     ============

Interest receivable, related to the above notes receivable was $118,485 at June 30, 2000. Interest receivable of $20,798 is included in interest receivable as a current asset, while $97,687 interest receivable is included as a long-term asset.

Maturities of the notes receivable for future years ending December 31 are as follows:

Current year 2001 2002 2003 2004 2005 later years	$ 74,220 27,165 93,540 148,434 148,434 234,641 2,031,901 $ 2,758,335 ==========

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE 6: NOTE PAYABLE

          Diversified obtained a bank loan totaling $1,000,000 in April of 2000. The loan bears interest, payable monthly, at prime plus one and one-half percent (1.5%); eleven percent (11%) at June 30,2000. Quarterly principal payments of $125,000 begin on July 15, 2001. All unpaid principal and interest is due on April 15, 2003. Certain accounts and notes receivable due from unrelated third parties totaling approximately $3,700,000 at June 30, 2000 have been pledged as collateral securing this loan.

NOTE 7: INVESTMENTS

For the six months ended June 30, 1999, proceeds from sales of Diversified’s investments were $2,062,410, resulting in gains of $34,277 and realized losses of $46,303. These gains and losses are reflected in other income in the financial statements. There were no proceeds from sales of investments in 2000.

NOTE 8: CONVERSION OF PREFERRED STOCK

On February 25 and March 4, 2000, preferred shareholders converted 22 and 475 shares, respectively, of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The preferred shares were converted to 20,000 and 422,222 common shares, respectively.

The Company had preferred stock as follows:

                                      June 30, 2000                   December 31, 1999
                                     ---------------                 -------------------
                                Shares            Amount           Shares            Amount
                              ---------     -------------        ---------     -------------
         Series A               178,386     $     891,930          178,386     $     891,930
         Series B                 1,728         3,124,146            2,225         4,022,138
                                -------     -------------          -------     -------------
                                180,114     $   4,016,076          180,611     $   4,914,068
                                =======     =============          =======     =============

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE 9: PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the six months ended June 30, 2000 and 1999:

                                                                6/30/00             6/30/99
                                                                -------             --------
Current taxes payable (refundable):
     Federal                                              $      101,600      $      88,600
     State                                                        28,400             27,500
     Utilization of operating loss carryforwards                (130,000)          (116,100)
                                                          ---------------     --------------
                                                                      -                  -
                                                          ---------------     --------------
Deferred tax expense (benefit):
     Deferred compensation                                       (35,400)                -
     Start up costs                                                6,200              5,300
     Deferred revenues                                            21,000                 -
     Generation of state loss carryforwards                      (13,600)             4,000
     Utilization of loss carryforwards                           130,000            115,900
     All other changes                                             9,000             (1,400)
     Increase (decrease) in valuation allowance                 (117,200)          (123,800)
                                                          ---------------     --------------
                                                                     -                  -
                                                          ---------------     --------------
Income tax benefit                                        $          -        $         -
                                                          ===============     ==============

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE 9: PROVISION FOR INCOME TAXES - continued

The actual income tax expense attributable to income from continuing operations for the six months ended June 30, 2000 and 1999 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                        6/30/00                      6/30/99
                                                                        -------                      -------

Computed "expected" tax expense                                   $      115,800               $     105,400
Timing differences related to deferred compensation                       35,400                      (4,800)
Timing differences related to depreciation and amortization               (9,300)                     (2,300)
Timing differences related to deferred revenue                           (21,000)                         -
Utilization of net operating loss carryforward                          (101,600)                    (97,900)
Generation of net operating loss carryforward                                 -                           -
All other changes                                                        (19,300)                       (400)
                                                                  ---------------              --------------

Income tax expense                                                $           -                $          -
                                                                  ===============              ==============

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consists of:

                                                                        6/30/00                     6/30/99
                                                                        -------                     --------
Non-current deferred tax asset:
     Deferred compensation                                        $      118,300               $      72,900
     Start-up costs                                                       19,200                      29,100
     State operating loss carryforwards                                  136,000                     209,900
     Federal operating loss carryforward                                  87,600                     206,500
     All others                                                            4,900                       7,900
                                                                  ---------------              --------------
     Gross deferred tax assets                                           366,000                     526,300
     Valuation allowance                                                (210,000)                   (526,300)
                                                                  ---------------              --------------
Non-current deferred tax liability:                                      156,000                      -
     Deferred revenues                                                  (156,000)                     -
                                                                  ---------------              --------------

Net deferred taxes                                                $           -                $      -
                                                                  ===============              ==============

At June 30, 2000 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                            Federal               State
                            -------               -----

       2012                $      -          $   598,294
       2013                       -              552,209
       2014                       -              123,872
       2015                       -              106,271
       2018                  221,529                  -
       2019                   35,706                  -

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

NOTE 10: EARNINGS PER SHARE

The following is a reconciliation of net income per share - basic and diluted for the six months ended June 30, 2000 and 1999:

                                                                        6/30/00                      6/30/99
                                                                        -------                      -------

     Net income - basic and diluted                               $      133,181               $     257,418
                                                                  ===============              ==============

     Weighted average shares outstanding - basic                       3,593,744                   3,301,400
     Additional shares issued assuming
         exercise of options                                              76,729                      76,729
     Shares assumed repurchased                                          (74,858)                    (50,308)
                                                                  ---------------              --------------
     Weighted average shares outstanding - diluted                     3,595,615                   3,327,821
                                                                  ===============              ==============

For the six months ended June 30, 2000 and 1999, an additional 142,000 options and warrants were not included since conversion would be anti-dilutive. Conversion of the remaining Series B Cumulative Convertible Preferred Stock in 2000 also were not included.

NOTE 11: COMMITMENTS AND CONTINGENCIES

In 1999, Diversified entered into a loan agreement with the owner of the Goldsboro and Mocksville assisted living facilities to provide up to $500,000 in working capital as needed. Borrowings under this agreement bear interest at prime plus one percent (1%). At June 30, 2000, $34,221 was borrowed under this agreement. (Also see Note 5).

In connection with the above-described loan agreement, Diversified obtained from a bank a $500,000 irrevocable letter of credit that expires July 27, 2000. The bank has renewed the letter of credit extending the expiration date to July 27, 2001. Diversified purchased a $500,000 certificate of deposit as collateral for the letter of credit initially, and in March 2000, the bank released $250,000 to Diversified. At June 30, 2000, $250,000 is included in Other Assets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

The discussion and analysis below should be read in conjunction with the Interim Financial Statements of Diversified and Notes appearing elsewhere in this report and the Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Overview

Diversified Senior Services, Inc. ("Diversified") was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("Taylor House") and began operations in July 1996. We manage apartments, primarily for seniors, and develops and manages assisted living properties and independent living properties for seniors. All properties target low and moderate income residents.

In July 1996 we acquired Residential Properties Management, Inc. ("RPM"), a wholly owned subsidiary of Taylor House. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. On January 14, 1998, we completed our initial public offering. On February 16, 1998, we formed a wholly-owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the properties which we develop or acquire for third party owners. On July 22, 1998, we formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, for the purpose of developing and managing properties in Virginia.

Diversified, RPM and DSSF are incorporated in North Carolina, and DSSVA is incorporated in Virginia and, as C corporations, file federal income tax returns as part of a consolidated group. Diversified, RPM, DSSF and DSSVA file separate state returns since state income tax regulations do not permit filing consolidated returns.

We began offering home care services in August 1996 at selected apartment locations. We sold the home care business effective June 1, 1999 to an independent home care provider to execute a strategy to expand the availability of services to its managed properties.

We anticipate growth in income from a moderate increase in the number of residential units managed and from inflationary effects on rent and service fees. All personnel located at the residences are our employees. However, we are reimbursed for the services of site personnel. We anticipate moderate growth in reimbursement income because of increases in salaries of site personnel and an increase in the number of complexes under management.

Our first two 60-unit assisted living facilities commenced operations in June and July, 1999. We also began managing an assisted living property for an affiliated owner in October 1998. The property, located in South Boston, Virginia, is licensed for up to 64 residents but currently configured for 50 residents. It was completed in April 1998. On March 1, 2000 we began managing two 64 resident assisted living facilities located in Newport and Shelby, North Carolina.

We continue to develop and manage 60-unit assisted living residences and 30-unit independent senior housing residences with services. As of August 1, 2000, we manage five assisted living properties stabilized at greater than 90% occupancy, and three developed facilities: two in initial rent-up and one awaiting final licensure. Additionally, we control six sites approved under North Carolina's moratorium on new assisted living facilities. The construction process is estimated to be nine to twelve months for each 60-unit assisted living residence.

We completed construction of our first 30-unit residence in March 2000, and we have another site scheduled for completion during the fall of 2000. There are two sites ready to begin construction and an additional site we control, all of which have positive feasibility. All sites are in North Carolina.

Upon completion of these 60-unit and 30-unit residences, we will begin to recognize management fee income from the properties. Our development and construction pace depends upon our success in obtaining construction and permanent financing. There can be no assurance that we will obtain financing on a regular or timely schedule. If alternative financing cannot be arranged on acceptable terms, we may not be able to produce a pipeline of developed properties on a regular basis. We believe that in the future the development and management of assisted living facilities and residences for the elderly will provide the majority of our revenues and profits.

We develop properties for third party owners. We recognize development fee income on the percentage of completion basis. Development costs are paid by us as incurred and are reimbursed by the purchaser when the property is sold. If a site is abandoned, all development costs associated with that property are written off.

Most of our operating expenses are related to the personnel directly performing the management services and the corporate management staff. Between 75% and 85% of the expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses such as travel, rent, telephone and office expenses that support the activities of the personnel. Since our inception, the operating staff increases have been due to the addition of properties under management. However, the corporate staff has grown over that same period of time because of the need to have adequate personnel in place to support the development effort. We expect that expenses associated with operating personnel will continue to increase significantly as we expand, but we do not expect to increase the corporate staff significantly during the next several years.

Results of Operations

Three and Six Months Ended June 30, 2000 As Compared to the Three and Six Months Ended June 30, 1999

Income

Total income increased $320,718 to $3,077,778 for the six months ended June 30, 2000 from $2,757,060 for the six months ended June 30, 1999. Total income increased $336,910 to $1,548,552 for the three months ended June 30, 2000 from $1,211,642 for the three months ended June 30, 1999. The increase was the net effect of increases in management fees and reimbursement income and a decrease in development fees and other income.

Management Fees. Management fees increased $117,738 to $538,193 for the six months ended June 30, 2000 from $420,455 for the six months ended June 30, 1999. For the three months ended June 30, 2000, management fees increased $53,142 to $284,439 compared to $231,297 for the three months ended June 30, 1999. The increase was due primarily to the recognition of management fees on the two 60-unit assisted living facilities we developed, which commenced operations during the third quarter of 1999 and the management, which began in March 1, 2000, of two 64 resident assisted living facilities located in Newport and Shelby, North Carolina. We expect growth in fee income as the developed assisted living and independent living properties are completed and rented.

Reimbursement Income. Reimbursement income increased $869,542, to $1,673,543 for the six months ended June 30, 2000 from $804,001 for the six months ended June 30, 1999. Reimbursement income was $998,334 and $435,694 for the three months ended June 30, 2000 and 1999, respectively. The increase was the result of income received from the properties for personnel hired to manage the two 60-unit assisted living facilities developed by us that began accepting residents in June and July of 1999 and the two new 64 resident assisted living facilities mentioned above. We expect continued increases in reimbursement income as the number of properties under management increases.

Development Fees. Development fees decreased $482,473 to $803,859 for the six months ended June 30, 2000 from $1,286,332 for the six months ended June 30, 1999. Development fees were $210,509 for the three months ended June 30, 2000 compared to $386,705 for the three months ended June 30, 1999. The change is due to decreased development activities during the first six months of 2000. Development fee income is recognized on a percentage of completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences we are currently developing. We expect development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

Other Income. Other income decreased $184,089 to $62,183 for the six months ended June 30, 2000 from $246,272 for the six months ended June 30, 1999. Other income was $55,270 and $157,946 for the three months ended June 30, 2000 and 1999, respectively. Other income includes DSSF consulting fees and, for the six months ended June 30, 1999, home care fees. The decrease is due to a decrease in home care fees. On June 1, 1999, we sold the home care business to an independent home care provider. We expect consulting fees earned by DSSF to be cyclical, depending on the availability of permanent financing at reasonable rates.

Operating Expenses

Operating expenses increased $811,474 to $2,950,024 for the six months ended June 30, 2000 from $2,138,550 for the six months ended June 30, 1999. For the three months ended June 30, 2000 and 1999, operating expenses were $1,659,723 and $1,096,429, respectively. The increase is due to personnel related expenses and administrative expenses.

Personnel Related Expense. Personnel expense increased $774,900 to $2,465,581 for the six months ended June 30, 2000 from $1,690,681 for the six months ended June 30, 1999. Personnel expense was $1,392,329 for the three months ended June 30, 2000 compared to $873,063 for the three months ended June 30, 1999. The increase was the net effect of an increase in site related personnel expense of $869,542, as mentioned above in reimbursement income, offset by a decrease in personnel expense related to the home care business which was sold on June 1, 1999. We expect increases in personnel expense in future periods depending upon increases in management and development activity.

Administrative and Other Expenses. Administrative and other expenses increased $48,942 to $457,088 for the six months ended June 30, 2000 from $408,146 for the six months ended June 30, 1999. For the three months ended June 30, 2000 and 1999, administrative and other expenses were $253,355 and $203,400, respectively. The increase was due to additional fees paid to professionals for corporate business. We expect increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate management.

Other Income and Expenses. We earned $236,766 and $28,227 in interest income during the six months ended June 30, 2000 and 1999, respectively and $115,678 compared to zero for the quarters ended June 30, 2000 and 1999. The increase is the net effect of an increase in interest on funds loaned to properties and a decrease in the amount of funds held for development. We expect interest income in future periods from funds loaned to the owners of properties currently being developed to increase. Interest and other expenses was $24,039 for the six months ended June 30, 2000 compared to $3,548 for the same period of 1999. Interest expense will increase since we obtained a three year loan from a bank in April of 2000.

Net Income (Loss) before cumulative effect of change in accounting for development related costs. The net income (loss) before the cumulative effect decreased $302,708 to $340,481 for the six months ended June 30, 2000 from $643,189 for the six months ended June 30, 1999. For the three months ended June 30, 2000 and 1999, net income (loss) before cumulative effect of change in accounting for development related costs was a loss of $11,099 and income of $111,665, respectively. The decrease was the net effect of a decrease in operating income and an increase in interest income.

Cumulative effect of change in accounting for development related costs. The change in accounting policy resulted in the write off of salaries and administrative and other expenses in the amount of $328,566 capitalized in development costs at January 1, 1999.

Net Income (Loss). The net income increased $25,858 to $340,481 for the six months ended June 30, 2000 from $314,623 for the six months ended June 30, 1999. The increase was due to the net effect of a decrease in operating income, an increase in interest income and the cumulative effect of change in accounting for development related costs at January 1, 1999. For the three months ended June 30, 2000 and 1999, the net loss was $11,099 and net income was $111,665, respectively.

Preferred Stock Dividends. During 1999, we issued 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The Stock pays a 12% dividend semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding. During the first quarter of 2000, 497 shares were converted to 442,222 shares of common stock. Preferred stock dividends were $207,300 for the six months ended June 30, 2000 compared to $57,205 for the six months ended June 30, 1999.

Net Income (Loss) Available to Common Shareholders. The net income available to common shareholders decreased $124,237 ($.04 per share) to $133,181 ($.04 per share) for the six months ended June 30, 2000 from $257,418 ($.08 per share) for the six months ended June 30, 1999. The increase was due to the net effect of a decrease in operating income and an increase in interest income, offset by the cumulative effect of the change in accounting policy and the preferred stock dividends. For the three months ended June 30, 2000, the net loss available to common shareholders was $115,033 ($.03 per share) compared to net income of $54,460 ($.02 per share) for the three months ended June 30, 1999. We expect to operate near break even until properties currently being developed are completed and reach stabilized occupancy.

Financial Condition

June 30, 2000 As Compared to December 31, 1999

We had current assets of $1,195,789 on June 30, 2000 and $1,941,355 on December 31, 1999. The primary current asset on December 31, 1999 was development fees and costs due from affiliates of $1,235,650. This amount was collected during the first quarter of 2000. Accounts receivable-trade increased to $137,923 at June 30, 2000 compared to $86,893 at December 31, 1999 due primarily to the increase of DSSF income during the second quarter of 2000. We expect receivables to increase as we increase management of apartment units and assisted living residences. Prepaid expenses and other increased from $120,109 at December 31, 1999 to $156,675 at June 30, 2000 due primarily to the payment of certain operating expenses during the six months ended June 30, 2000 that will be charged to expense as the related services are performed.

Development costs decreased to $449,694 at June 30, 2000 from $606,911 at December 31, 1999. The decrease is due to reimbursements of development costs previously advanced by us. During the initial stages of development, we advance funds for, and capitalize certain development costs. When development fee income is recognized on a certain property, that property's associated development costs become receivable from either Taylor House, on a temporary basis, or from the permanent owner. Development costs are either recouped with the successful completion of a property or written off if a site is abandoned.

Development fees and costs due from properties currently held by Taylor House increased to $4,317,404 at June 30, 2000 from $3,917,140 at December 31, 1999. The increase reflects the ongoing development of properties and the related recognition of development fees by us as the properties near completion. Development fees and costs are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

We completed the permanent financing on four 60-unit facilities in June and July of 1999 and one 60-unit facility in February of 2000. As part of the transactions, the ownership of those facilities transferred from Taylor House to a third party, not-for-profit organization. As a result of the transfers of properties from Taylor House to third parties, receivables previously recorded in development fees and costs due from properties are reclassified to accounts receivable-properties and/or notes receivable-properties, as appropriate. At June 30, 2000, accounts receivables from properties were $1,114,270 as compared to $687,159 at December 31, 1999 and notes receivable-properties increased to $2,758,335 at June 30, 2000 from $1,760,115 at December 31, 1999.

Accounts receivable-affiliates increased to $712,379 at June 30, 2000 from $669,507 at December 31, 1999. The increase is due primarily to our advances made to an affiliate for operations at the Virginia facility.

Accounts payable-affiliates decreased to $601,446 at June 30, 2000 from $760,246 at December 31, 1999 due to our repayments to Taylor House for advances associated with properties currently being developed.

Total liabilities increased $891,254 to $2,432,700 at June 30, 2000 from $1,541,446 at December 31, 1999 due primarily to the bank loan we obtained in May, 2000 offset by the decrease in accounts payable-affiliates, as mentioned above. The deferred salaries of $191,823 are payable at the discretion of the employees and more than likely will not be paid from cash.

Shareholder's equity increased to $8,794,357 at June 30, 2000 from $8,661,176 at December 31, 1999. The increase was the net effect of a decrease due to the accrual of preferred dividends of $207,300 and the decrease in accumulated deficit due to the net income of $340,481. As discussed previously, during the first quarter of 2000, 497 shares of Series B Cumulative Convertible Preferred Stock were converted to 442,222 shares of common stock. The conversion resulted in a decrease of $897,992 in preferred stock and an increase of $897,992 in common stock.

Liquidity and Capital Resources

Generally, we operate, and expect to continue to operate, on a negative cash flow from operations due to start-up expenses and lengths of the development cycles. Currently, our primary cash requirements include funding operating deficits and development expenses related to the development, construction and fill-up of 60-unit assisted living residences and 30-unit independent senior housing residences with services.

During the second quarter of 2000, we obtained a $1 million, three year term loan from a bank that will be repaid primarily from the collection of notes receivable-properties over the life of the loan. We anticipate that the proceeds from the term loan, the collection of development fees and costs receivable, together with construction funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. We currently have several sources of potential funding and do not anticipate that liquidity demands will not be met. However, there can be no assurance that we will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by us will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

We are the guarantor on the construction loans for two 30-unit properties, one under construction and one in rent-up. Both are owned by Taylor House.

Inflation and Interest Rates

Inflation has had minimal impact on our daily operations. Increases in salaries and administrative expenses have been offset by increases in management fees that are computed as a percentage of rent and resident service fees. Increases in resident service fees may lag behind inflation since the amount of the fee is based on a cost reimbursement by public sources. Except for the lag time, however, we expect the reimbursement to keep pace with inflation.

Our primary concern regarding inflation is interest rate fluctuations. High interest rates would increase the cost of building new facilities and could slow down our development plans.

Year 2000

All computer programs currently in use by us have been upgraded to be Year 2000 compliant as part of normal updating expense. We have experienced minor problems with the software for filing Medicaid claims but the dollar amounts involved have not been material.

Certain Accounting Considerations

SFAS No. 123

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. We adopted our Stock Incentive Plan effective January 1, 1997. During 1998, we granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. At June 30, 2000, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting.

Information Concerning Forward Looking Statements

With the exception of historical information (information relating to our financial condition and results of operations at historical dates or for historical periods), the matters discussed herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. These forward-looking statements are based on management's expectations as of the date hereof, and we do not undertake any responsibility to update any of these statements in the future.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual meeting of Stockholders of the Company was held on May 25, 2000. The following matters were voted on at the annual Meeting:

1)	Election of Directors. The following person was elected as director:

Number of Shares
Voted for	Voted against or withheld
William G. Benton	3,331,869	3,900

Of the remaining four board members, two board members will stand for election in 2001, and two will stand for election in 2002.

2)	Appointment of Independent Auditors. The stockholders ratified the appointment of The Daniel Professional Group, Inc. as independent auditors for the Company for the year 2000. There were 3,332,469 shares voted for approval; 800 shares voted against, 2,500 abstentions, and 407,853 shares not voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

    27     Financial Data Schedule.*

(b)   Reports on Form 8-K

       None.

*  Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED SENIOR SERVICES, INC. Registrant

Date: August 4, 2000	By: /s/ G. L. Clark, Jr. G. L. Clark, Jr. Executive Vice President and Chief Financial Officer