Form 10QSB
period 2000-09-30
DIVERSIFIED SENIOR SERVICES INC
filed 2000-11-14
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSIONM
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                           to

Commission file number:  000-23321

DIVERSIFIED SENIOR SERVICES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

North Carolina
(State or Other Jurisdiction of
Incorporation or Organization)

915 West 4th Street, Winston-Salem, NC
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:

56-1973923 (I.R.S. Employer Identification No.) 27101 (Zip Code) (336) 724-1000

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

As of October 31, 2000, the Registrant had 3,761,400 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format     Yes       No   X

DIVERSIFIED SENIOR SERVICES, INC.

FORM 10-QSB

September 30, 2000

TABLE OF CONTENTS
Page
PART I: Item 1.	FINANCIAL INFORMATION Financial Statements Consolidated Balance Sheets Consolidated Statements of Operations Statements of Changes In Shareholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	3 4 5 6 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

PART II: Item 6. SIGNATURE PAGE	OTHER INFORMATION Exhibits and Reports on Form 8-K	20 21

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                               September 30,      December 31,
                                                                   2000              1999
                                                               --------------- ----------------

ASSETS
Current assets:
Cash and cash equivalents                                      $     95,001    $    383,701
Development fees and costs due from affiliates                         --         1,235,650
Accounts receivable - trade                                         115,766          86,893
Accounts receivable - properties                                     50,000            --
Prepaid expenses and other                                          147,657         120,109
Interest receivable                                                  32,420          28,796
Notes receivable - properties                                        34,220          86,206
                                                                     ------          ------
                                                                    475,064       1,941,355

Furniture and equipment, net                                         99,021         112,852
Development costs                                                   462,095         606,911
Development fees and costs due from affiliates                    4,534,138       3,917,140
Accounts receivable - affiliates                                    715,640         669,507
Accounts receivable - properties                                  1,312,823         687,159
Interest receivable                                                 120,446          43,789
Notes receivable - properties                                     2,718,206       1,673,909
Investment in bonds                                                 300,000         300,000
Other assets                                                        286,993         250,000
                                                                    -------         -------
                                                               $ 11,024,426    $ 10,202,622
                                                               ============    ============

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses                          $    452,804    $    308,047
Commitments - affiliates with properties under construction          36,102          38,595
Preferred dividends payable                                         103,050         242,735
                                                                    -------         -------
                                                                    591,956         589,377

Note payable                                                      1,000,000            --
Accounts payable - affiliates                                       602,027         760,246
Deferred salaries and bonuses                                       191,823         191,823
                                                                    -------         -------
                                                                  2,385,806       1,541,446
                                                                  =========       =========

SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
180,104 issued and outstanding at September 30,
2000 and 180,611 at December 31, 1999                             3,998,026       4,914,068
Common stock, no par, authorized 100,000,000 shares;
3,761,400 shares issued and outstanding at
September 30, 2000 and 3,301,400 at December 31, 1999             7,235,288       6,319,246
Deemed distribution                                              (1,335,790)     (1,335,790)
Preferred dividends                                                (610,291)       (299,941)
Accumulated deficit                                                (648,613)       (936,407)
                                                                  8,638,620       8,661,176
                                                                  ---------       ---------
                                                               $ 11,024,426    $ 10,202,622
                                                               ============    ============

       See accompanying notes and independent accountants' review report.
DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                             Three Months   Three Months    Nine Months    Nine Months
                                                 Ended          Ended          Ended          Ended
                                             September 30,   September 30,  September 30,  September 30
                                                 2000          1999           2000            1999
                                              -----------   -----------     -----------    -----------

Income:
   Management fees                           $   306,731        232,448    $   844,924     $   652,903
   Reimbursement income                        1,112,668        549,455      2,786,211       1,353,456
   Development fees                               70,096        515,170        873,955       1,801,502
   Other                                          27,326         23,241         89,509         269,513
                                                  ------         ------         ------         -------
                                               1,516,821      1,320,314      4,594,599       4,077,374
                                               ---------      ---------      ---------       ---------

Expenses:
   Personnel related                           1,508,014        949,967      3,973,595       2,640,648
   Administrative and other                      142,353        295,296        599,441         703,442
   Depreciation and amortization                  21,004         20,570         48,359          60,293
                                                  ------         ------         ------          ------
                                               1,671,371      1,265,833      4,621,395       3,404,383
                                               ---------      ---------      ---------       ---------

Operating income (loss)                         (154,550)        54,481        (26,796)        672,991
Other income (expenses):
   Interest and other income                     130,183        145,263        366,949         173,490
   Interest and other expenses                   (28,320)       (23,160)       (52,359)        (26,708)
                                                 -------        -------        -------         -------
Net income (loss) before cumulative
   effect of  change in accounting
   for development  related costs                (52,687)       176,584        287,794         819,773
Cumulative effect of change in accounting
   for development related costs                    --             --             --           328,566
                                                 -------        -------        -------         -------

Net income (loss)                                (52,687)       176,584        287,794         491,207

Preferred stock dividends                        103,050        109,533        310,350         166,738
                                                 -------        -------        -------         -------
Net income (loss) available for common
  shareholders                               $  (155,737)   $    67,051    $   (22,556)    $   324,469
                                             ===========    ===========    ===========     ===========

Per share data:
   Net income (loss) available to common
      shareholders before cumulative
      effect  of change in accounting for
      development  related costs             $     (0.04)   $      0.02    $     (0.01)    $      0.20
   Cumulative effect of change in
      accounting for development related
      costs                                         --             --             --              0.10
                                             -----------    -----------    -----------     -----------
   Net income (loss) per share - basic
        and  diluted                         $     (0.04)   $      0.02    $     (0.01)    $      0.10
   Weighted average shares outstanding
       - basic                                 3,750,192      3,301,400      3,646,274       3,301,400
                                               =========      =========      =========       =========
   Weighted average shares outstanding
       - diluted                               3,750,192      3,324,287      3,646,274       3,326,693
                                               =========      =========      =========       =========

       See accompanying notes and independent accountants' review report.
DIVERSIFIED SENIOR SERVICES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2000 and 1999

(Unaudited)

                               Preferred  Common        Preferred    Common
                               Shares     Shares        Stock        Stock
                               ---------  -----------  -----------  -----------
Balance, January 1, 1999        178,386     3,301,400  $   891,930  $ 6,319,246
Issuance of preferred stock       1,858   $ 3,360,832
Decrease in unrealized gain
Preferred dividends                --            --           --           --

Net income for the nine
  months ended
  September 30, 1999               --            --           --           --
                              ----------- -----------  -----------  -----------
Balance, September 30, 1999     180,244     3,301,400  $ 4,252,762  $ 6,319,246
                              =========== ===========  ===========  ===========

Balance, January 1, 2000        180,611     3,301,400  $ 4,914,068  $ 6,319,246

Conversion of
  preferred stock                  (507)      460,000     (916,042)     916,042
Preferred dividends
Net income for the
  nine months ended
  September 30, 2000
                              ----------- -----------  -----------  -----------
Balance, September 30, 2000     180,104     3,761,400  $ 3,998,026  $ 7,235,288
                              =========== ===========  ===========  ===========

       See accompanying notes and independent accountants' review report.

                               Deemed          Preferred     Accumulated
                               Distribution    Dividends     Deficit       Total
                              -------------   -----------   ------------- -----------
Balance, January 1, 1999       $(1,335,790)   $      --     $(1,293,560)  $ 4,581,826
Issuance of preferred stock                                                 3,360,832
Decrease in unrealized gain                                     (16,061)      (16,061)
Preferred dividends                             (166,738)                    (166,738)
Net income for the nine
  months ended
  September 30, 1999                  --             --         491,207       491,207
                               -----------    -----------   -----------   -----------
Balance, September 30, 1999    $(1,335,790)   $  (166,738)  $  (818,414)  $ 8,251,066
                               ===========    ===========   ===========   ===========

Balance, January 1, 2000       $(1,335,790)   $  (299,941)  $  (936,407)  $ 8,661,176

Conversion of
  preferred stock                                                                  --
Preferred dividends                              (310,350)                   (310,350)
Net income for the
  nine months ended
  September 30, 2000                                            287,794       287,794
                               -----------    -----------   -----------   -----------
Balance, September 30, 2000    $(1,335,790)   $  (610,291)  $  (648,613)  $ 8,638,620
                               ===========    ===========   ===========   ===========

       See accompanying notes and independent accountants' review report.
DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                  Three Months   Three Months  Nine Months    Nine Months
                                                     Ended          Ended         Ended          Ended
                                                  September 30,  September 30, September 30,  September 30,
                                                     2000           1999          2000           1999
                                                  ------------- -------------- -------------- -------------

Operating activities:
Net income (loss)                                 $   (52,687)   $   176,584    $   287,794    $   491,207
                                                  -----------    -----------    -----------    -----------
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating
activities:
      Depreciation and amortization                    21,004         20,570          48,359        60,293
      Cumulative effect of write off of                  --             --             --          328,566
        development related costs
      Allowance for uncollectible accounts
        receivable                                      5,000           --           15,000           --
      Changes in operating assets and
        liabilities:
          Accounts receivable - trade                  22,157        (12,194)       (28,873)      (123,628)
          Prepaid expenses and other                   17,554         96,308          7,562           (556)
          Accounts receivable - affiliates             (1,838)       (26,189)        (1,838)       (75,089)
          Interest receivable                         (25,319)      (157,359)       (80,281)      (157,359)
          Development fees receivable, net of
           collections                                (71,776)      (113,075)      (702,744)    (1,070,841)
          Accounts payable - trade                     62,000        172,486        144,757         42,876
          Accounts payable - affiliates                (3,005)         1,502           --           15,307
                                                       ------          -----        ------          ------
                Total adjustments                      25,777        (17,951)      (598,058)      (980,431)
                                                       ------        -------       --------       --------
      Net cash provided (used) by operating
        activities                                    (26,910)       158,633       (310,264)      (489,224)
                                                      -------        -------       --------       --------

Investing activities:
      Investments                                        --         (336,902)          --          301,659
      Purchases of furniture and equipment             (8,208)       (24,141)       (28,430)       (34,572)
      Development costs reimbursed (paid)             (12,401)      (165,397)       144,816       (575,991)
      Advances to properties in exchange for
      notes receivable                                  5,909           --         (521,811)          --
      Advances to affiliate for properties in
      development,  net of repayments                 (84,209)      (214,836)       650,590     (2,259,975)
      Advances to and investment in properties       (264,302)      (859,280)      (490,358)      (859,280)
      Other                                            (5,225)      (300,000)        (2,493)      (300,000)
                                                       ------       --------         ------       --------
      Net cash used by investing activities
                                                     (368,436)    (1,900,556)      (247,686)    (3,728,159)
                                                     --------     ----------       --------     ----------
Financing activities:
      Proceeds from bank borrowings                      --             --        1,000,000           --
      Proceeds from issuance of preferred stock,
          net                                            --          673,300           --        3,360,832
      Advances from affiliates, net of repayments       2,163        897,925       (202,514)       918,435
      Preferred dividends paid                       (207,300)       (57,205)      (450,035)       (57,205)
      Increase in prepaid expenses and other          (51,627)       (28,981)       (78,201)       (34,081)
                                                      -------        -------        -------        -------
      Net cash provided (used) by financing
      activities                                     (256,764)     1,485,039        269,250      4,187,981
                                                     --------      ---------        -------      ---------

Net decrease in cash                                 (652,110)      (256,884)      (288,700)       (29,402)
Cash and cash
equivalents - beginning                               747,111        259,632        383,701         32,150
                                                      -------        -------        -------         ------
Cash and cash equivalents - ending                $    95,001    $     2,748    $    95,001    $     2,748
                                                  ===========    ===========    ===========    ===========
DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2000 and 1999
(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                    2000               1999
                                                                    ----               ----

Cash payments for interest                                        $   43,192         $    -
                                                                  ==========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Preferred dividends declared and accrued                          $  310,350         $ 166,738

Conversion of preferred stock to common stock:
       Decrease in preferred stock                                $ (916,042)        $     -
       Increase in common stock                                     916,042                -
                                                                    -------           --------
                                                                  $      -           $     -
                                                                    -------           --------
DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

NOTE 1:  SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with Diversified’s 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year.

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

NOTE 3:  RELATED PARTY TRANSACTIONS

Diversified is developing properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. The owner of certain of the properties during development is Taylor House Enterprises, Limited (“Taylor House”), Diversified’s majority stockholder. Taylor House intends to sell the properties to third party owners after permanent financing is arranged. At September 30, 2000 development fees of $1,886,722 and reimbursable development costs of $2,229,292 are due to Diversified from Taylor House. At September 30, 2000, Diversified is the guarantor for $3,373,896 outstanding Taylor House construction loans for two 30-unit properties currently under construction. The total commitment for the properties currently under construction is $3,900,000.

From time to time, Diversified advances to or borrows funds from Taylor House or other related entities. The following schedule summarizes the related party activities for the nine months ended September 30, 2000 and 1999.

                                                         Due from      Due (to) from
                                                        Affiliated     Taylor House &
                                                       Partnerships    Subsidiaries           Total
                                                      ---------------  ---------------   ------------

Amounts due (to) from affiliates at January 1, 1999:  $   233,616      $ 2,859,709      $ 3,093,325
    Computer equipment lease payment
       due to Taylor House                                    -             (4,508)          (4,508)
    Rent due to Taylor House                                               (10,800)         (10,800)
    Management fees due from affiliates                                     26,000           26,000
    Development fees and costs due from properties
       currently held  by Taylor House                                   2,367,240        2,367,240
    Interest receivable from affiliated properties                         123,834          123,834
    Advances from Taylor House                                          (1,172,940)      (1,172,940)
    Repayments to Taylor House                                             120,000          120,000
    Advances due from affiliate                                            191,594          191,594
                                                                           -------          -------
    Balance, September 30, 1999                       $   233,616      $ 4,500,129      $ 4,733,745
                                                      ===========      ===========      ===========

NOTE 3: RELATED PARTY TRANSACTIONS (continued)

                                                        Due from        Due (to) from
                                                       Affiliated       Taylor House &
                                                      Partnerships      Subsidiaries           Total
                                                    ---------------   ---------------------   --------

Amounts due from affiliates at January 1, 2000:      $   233,616       $ 4,828,435      $ 5,062,051
    Management fees due from affiliates                                     10,837           10,837
    Development fees and costs due from properties
       currently held by Taylor House                         -           (799,325)        (799,325)
    Interest receivable from affiliated properties            -            171,674          171,674
       Advances due from affiliate                                          44,295           44,295
    Repayments to Taylor House                                -            172,294          172,294
    Advances from Taylor House                                -            (14,075)         (14,075)
                                                     -------------     -------------    --------------
    Balance, September 30, 2000                      $   233,616       $ 4,414,135      $ 4,647,751
                                                     =============     =============    ==============

Included in the accompanying balance sheets under the following captions:

                                                                           September 30,          December 31,
                                                                               2000                   1999
                                                                          ---------------        --------------

     Development fees and costs due from affiliates (current asset)      $       -             $   1,235,650
     Development fees and costs due from affiliates (long-term asset)        4,534,138             3,917,140
     Accounts receivable-affiliates (long-term asset)                          715,640               669,507
     Accounts payable-affiliates (long-term liability)                        (602,027)             (760,246)
                                                                         --------------        --------------
                                                                         $   4,647,751         $   5,062,051
                                                                         ==============        ==============

Diversified earned interest of $197,295 for the nine months ended September 30, 2000 on development fees and costs due from affiliates. Interest receivable of $383,503, net of a $23,950 allowance, is included in development fees and costs due from affiliates at September 30, 2000. There was no interest income earned from affiliates for the nine months ended September 30, 1999.

Diversified earned income from a wholly owned subsidiary of Taylor House. Diversified managed partnerships, whose general partner is Diversified’s chief executive officer and a beneficial shareholder of Taylor House. Revenues from these affiliates for the nine months ended September 30, 2000 and 1999 are as follows:

                                             2000              1999
                                         ------------     ------------

         Management fees                 $   268,193      $   255,609
         Reimbursement fees                  810,966          659,978
         Development fees                    186,946        1,465,152
                                         -----------      ------------
                                         $ 1,266,105      $ 2,380,739
                                         ===========      ============

At September 30, 2000 and 1999, uncollected management fees and reimbursement fees are included in accounts receivable-trade and accounts receivable-affiliates.

NOTE 4:  FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                              September 30,     December 31,
                                                  2000              1999
                                             --------------     --------------

         Computer equipment                   $   259,267      $   230,836
         Office furniture                          50,766           52,005
                                              -----------      ------------
                                                  310,033          282,841
       Less accumulated depreciation             (211,012)        (169,989)
                                              -----------      ------------
                                              $    99,021      $   112,852
                                              ===========      ============

Depreciation expense for the nine months ended September 30, 2000 and 1999 was $42,261 and $27,866.

NOTE 5:  NOTES RECEIVABLE

Notes receivable consisted of the following:
                                                               September 30,     December 31,
                                                                   2000              1999
                                                               --------------    -------------
    9% note receivable with interest
       payable semi-annually, due 2009                         $   515,921      $   515,921
    7% note receivable, principal and interest due 2040            574,133          574,133
    7% note receivable, principal and interest due 2040            670,061          670,061
    10% note receivable with interest payable
       monthly, due 2010                                           453,499               -
    6.6% acquisition fee receivable, principal and interest
       due monthly, due 2007                                       470,500               -
    Prime based working capital line of credit, due 2001            68,312               -
                                                               ------------     ------------
                                                                 2,752,426        1,760,115
    Less current portion                                           (34,220)         (86,206)
                                                               -------------    ------------
    Notes receivable-properties                                $ 2,718,206      $ 1,673,909
                                                               =============    ============

Interest receivable, related to the above notes receivable was $149,241 at September 30, 2000. Interest receivable of $28,795 is included in interest receivable as a current asset, while $120,446 interest receivable is included as a long-term asset.

Maturities of the notes receivable for future years ending December 31 are as follows:

                           Current year            $       74,220
                           2001                            61,256
                           2002                            93,540
                           2003                           148,434
                           2004                           148,434
                           2005                           234,641
                           later years                  1,991,901
                                                    -------------
                                                    $   2,752,426
                                                    =============

NOTE 6:  NOTE PAYABLE

Diversified obtained a bank loan totaling $1,000,000 in April of 2000. The loan bears interest, payable monthly, at prime plus one and one-half percent (1.5%); eleven percent (11%) at September 30,2000. Quarterly principal payments of $125,000 begin on July 15, 2001. All unpaid principal and interest is due on April 15, 2003. Certain accounts and notes receivable due from unrelated third parties totaling approximately $3,700,000 at September 30, 2000 have been pledged as collateral securing this loan.

NOTE 7:  INVESTMENTS

For the nine months ended September 30, 1999, proceeds from sales of Diversified’s investments were $2,883,359, resulting in gains of $34,279 and realized losses of $85,987. These gains and losses are reflected in other income in the financial statements. There were no proceeds from sales of investments in 2000.

NOTE 8:  CONVERSION OF PREFERRED STOCK

On February 25, March 4, and August 28, 2000, preferred shareholders converted 22, 475 and 10 shares, respectively, of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The preferred shares were converted to 20,000, 422,222 and 17,778 common shares, respectively.

The Company had preferred stock as follows:

                        September 30, 2000            December 31, 1999
                    --------------------------   ---------------------------
                     Shares            Amount      Shares            Amount
                    ---------       ----------   ------------     ----------
         Series A    178,386     $     891,930     178,386     $     891,930
         Series B      1,718         3,106,096       2,225         4,022,138
                     -------     -------------     -------     -------------
                     180,104     $   3,998,026     180,611     $   4,914,068
                     =======     =============     =======     =============

NOTE 9:  PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the nine months ended September 30, 2000 and 1999:

                                                                 9/30/00                      9/30/99
Current taxes payable (refundable):                              -------                      --------
     Federal                                                $       44,200               $     110,300
     State                                                          20,000                      26,599
     Utilization of operating loss carryforwards                   (64,200)                   (136,899)
                                                            ---------------              --------------
                                                                        -                           -
                                                            ---------------              --------------
Deferred tax expense (benefit):
     Deferred compensation                                         (53,000)                     13,000
     Start up costs                                                  9,300                      15,200
     Development costs                                              69,600                          -
     Generation of state loss carryforwards                        (19,200)                         -
     Utilization of loss carryforwards                              64,200                     154,200
     All other changes                                               7,300                     (15,000)
     Increase (decrease) in valuation allowance                    (78,200)                   (167,400)
                                                            ---------------               -------------
                                                                        -                           -
                                                            ---------------               -------------

Income tax benefit                                          $           -                $          -
                                                            ===============              ==============

NOTE 9:  PROVISION FOR INCOME TAXES - continued

The actual income tax expense attributable to income from continuing operations for the nine months ended September 30, 2000 and 1999 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                    9/30/00             9/30/99
                                                                    -------             -------
Computed "expected" tax expense                               $       97,800      $     110,300
Timing differences related to deferred compensation                   53,000             (4,800)
Timing differences related to depreciation and amortization          (12,700)            (4,200)
Timing differences related to development costs                      (69,600)                -
Utilization of net operating loss carryforward                       (44,200)          (110,300)
All other changes                                                    (24,300)             9,000
                                                              ---------------     --------------
Income tax expense                                            $           -       $          -
                                                              ===============     ==============

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consists of:

                                                 9/30/00           9/30/99
                                                 -------           --------
Non-current deferred tax asset:
     Deferred compensation                 $      135,900     $      65,200
     Start-up costs                                 5,500            17,900
     Development costs                             21,900              -
     State operating loss carryforwards           143,800           193,400
     Federal operating loss carryforward           15,100           184,700
     All others                                    34,200            21,500
                                           --------------     -------------
     Gross deferred tax assets                    356,400           482,700
     Valuation allowance                         (237,400)         (482,700)
                                           --------------     -------------
Non-current deferred tax liability:               119,000             -
     Deferred revenues                           (119,000)            -
                                           --------------     -------------

Net deferred taxes                         $        -         $       -
                                           ==============     =============

At September 30, 2000 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                                    Federal                   State
                                    -------                   ------
                  2006        $           -              $    59,000
                  2007                    -                  116,000
                  2008                    -                    2,000
                  2009                    -                   66,000
                  2011                    -                  202,000
                  2012                    -                  601,000
                  2013                    -                  487,000
                  2014                    -                   63,000
                  2015                    -                  155,000
                  2018                44,000                      -

NOTE 10:  EARNINGS PER SHARE

The following is a reconciliation of net income per share – basic and diluted for the nine months ended September 30, 2000 and 1999:

                                                                  9/30/00           9/30/99
                                                                  -------           --------

     Net income (loss) - basic and diluted                  $      (22,556)   $     324,469
                                                            ===============   =============
     Weighted average shares outstanding - basic                 3,646,274        3,301,400
     Additional shares issued assuming
         exercise of options                                          -              76,729
     Shares assumed repurchased                                       -             (51,436)
                                                            ---------------   -------------
     Weighted average shares outstanding - diluted               3,646,274        3,326,693
                                                            ===============   =============

For the nine months ended September 30, 2000 and 1999, 218,729 and 142,000 options and warrants, respectively, were not included since conversion would be anti-dilutive. Conversion of the remaining Series B Cumulative Convertible Preferred Stock in 2000 also were not included.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

In 1999, Diversified entered into a loan agreement with the owner of the Goldsboro and Mocksville assisted living facilities to provide up to $500,000 in working capital as needed. Borrowings under this agreement bear interest at prime plus one percent (1%). At September 30, 2000, $68,312 was borrowed under this agreement. (Also see Note 5).

In connection with the above-described loan agreement, Diversified obtained from a bank a $500,000 irrevocable letter of credit that expired July 27, 2000. The bank has renewed the letter of credit extending the expiration date to July 27, 2001. Diversified purchased a $500,000 certificate of deposit as collateral for the letter of credit initially, and in March 2000, the bank released $250,000 to Diversified. At September 30, 2000, $250,000 is included in Other Assets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below should be read in conjunction with the Interim Financial Statements of Diversified and Notes appearing elsewhere in this report and the Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Overview

Diversified Senior Services, Inc. (“Diversified”) was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited (“Taylor House”) and began operations in July 1996. We manage apartments, primarily for seniors, and develop and manage assisted living properties and independent living properties for seniors. All properties target low and moderate income residents.

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

We began offering home care services in August 1996 at selected apartment locations. We sold the home care business effective June 1, 1999 to an independent home care provider to execute a strategy to expand the availability of services to our managed properties.

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

Our first two 60-unit assisted living facilities commenced operations in June and July, 1999. We also began managing an assisted living property for an affiliated owner in October 1998. The property, located in South Boston, Virginia, is licensed for up to 64 residents but currently is configured for 50 residents. It was completed in April 1998. On March 1, 2000 we began managing two 64 resident assisted living facilities located in Newport and Shelby, North Carolina.

We continue to develop and manage 60-unit assisted living residences and 30-unit independent senior housing residences with services. As of October 15, 2000, we manage five assisted living properties stabilized at greater than 90% occupancy, and three developed facilities in initial rent-up. Additionally, we control six sites approved under North Carolina’s moratorium on new assisted living facilities.

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

Results of Operations

Three and Nine Months Ended September 30, 2000 As Compared to the Three and Nine Months Ended September 30, 1999

Income
Total income increased $517,225 to $4,594,599 for the nine months ended September 30, 2000 from $4,077,374 for the nine months ended September 30, 1999. Total income increased $196,507 to $1,516,821 for the three months ended September 30, 2000 from $1,320,314 for the three months ended September 30, 1999. The increase was the net effect of increases in management fees and reimbursement income and a decrease in development fees and other income.

Management Fees. Management fees increased $192,021 to $844,924 for the nine months ended September 30, 2000 from $652,903 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, management fees increased $74,283 to $306,731 compared to $232,448 for the three months ended September 30, 1999. The increase was due primarily to the recognition of management fees on the two 60-unit assisted living facilities we developed, which commenced operations during the third quarter of 1999 and the management, which began in March 1, 2000, of two 64 resident assisted living facilities located in Newport and Shelby, North Carolina. We expect growth in fee income as the developed assisted living and independent living properties are completed and rented.

Reimbursement Income. Reimbursement income increased $1,432,755, to $2,786,211 for the nine months ended September 30, 2000 from $1,353,456 for the nine months ended September 30, 1999. Reimbursement income was $1,112,668 and $549,455 for the three months ended September 30, 2000 and 1999, respectively. The increase was the result of income received from the properties for personnel hired to manage the two 60-unit assisted living facilities developed by us that began accepting residents in June and July of 1999 and the two new 64 resident assisted living facilities mentioned above. We expect continued increases in reimbursement income as the number of properties under management increases.

Development Fees. Development fees decreased $927,547 to $873,955 for the nine months ended September 30, 2000 from $1,801,502 for the nine months ended September 30, 1999. Development fees were $70,096 for the three months ended September 30, 2000 compared to $515,170 for the three months ended September 30, 1999. The change is due to decreased development activities during the first nine months of 2000. Development fee income is recognized on a percentage of completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences we are currently developing. We expect development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

Other Income. Other income decreased $180,004 to $89,509 for the nine months ended September 30, 2000 from $269,513 for the nine months ended September 30, 1999. Other income was $27,326 and $23,241 for the three months ended September 30, 2000 and 1999, respectively. Other income includes DSSF consulting fees and, for the nine months ended September 30, 1999, home care fees. The decrease is due to a decrease in home care fees. On June 1, 1999, we sold the home care business to an independent home care provider. We expect consulting fees earned by DSSF to be cyclical, depending on the availability of permanent financing at reasonable rates.

Operating Expenses
Operating expenses increased $1,217,012 to $4,621,395 for the nine months ended September 30, 2000 from $3,404,383 for the nine months ended September 30, 1999. For the three months ended September 30, 2000 and 1999, operating expenses were $1,671,371 and $1,265,833, respectively. The increase is due to personnel related expenses and administrative expenses.

Personnel Related Expense. Personnel expense increased $1,332,947 to $3,973,595 for the nine months ended September 30, 2000 from $2,640,648 for the nine months ended September 30, 1999. Personnel expense was $1,508,014 for the three months ended September 30, 2000 compared to $949,967 for the three months ended September 30, 1999. The increase was the net effect of an increase in site related personnel expense of $1,432,755, as mentioned above in reimbursement income, offset by a decrease in personnel expense related to the home care business which was sold on June 1, 1999. We expect increases in personnel expense in future periods depending upon increases in management and development activity.

Administrative and Other Expenses. Administrative and other expenses decreased $104,001 to $599,441 for the nine months ended September 30, 2000 from $703,442 for the nine months ended September 30, 1999. For the three months ended September 30, 2000 and 1999, administrative and other expenses were $142,353 and $295,296, respectively. The decrease was due to additional fees paid to professionals for corporate business during 1999. We expect increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate management.

Other Income and Expenses. We earned $366,949 and $173,490 in interest income during the nine months ended September 30, 2000 and 1999, respectively and $130,183 compared to $145,263 for the quarters ended September 30, 2000 and 1999. The increase is the net effect of an increase in interest on funds loaned to properties and a decrease in interest earned on the funds held for development. We expect interest income in future periods from funds loaned to the owners of properties currently being developed to increase. Interest and other expenses was $52,359 for the nine months ended September 30, 2000 compared to $26,708 for the same period of 1999. Interest expense will increase since we obtained a three year loan from a bank in April of 2000.

Net Income (Loss) before cumulative effect of change in accounting for development related costs. The net income (loss) before the cumulative effect decreased $531,979 to $287,794 for the nine months ended September 30, 2000 from $819,773 for the nine months ended September 30, 1999. For the three months ended September 30, 2000 and 1999, net income (loss) before cumulative effect of change in accounting for development related costs was a loss of $52,687 and income of $176,584, respectively. The decrease was the net effect of a decrease in operating income and an increase in interest income.

Cumulative effect of change in accounting for development related costs. The change in accounting policy resulted in the write off of salaries and administrative and other expenses in the amount of $328,566 capitalized in development costs at January 1, 1999.

Net Income (Loss). The net income decreased $203,413 to $287,794 for the nine months ended September 30, 2000 from $491,207 for the nine months ended September 30, 1999. The increase was due to the net effect of a decrease in operating income, an increase in interest income and the cumulative effect of change in accounting for development related costs at January 1, 1999. For the three months ended September 30, 2000 and 1999, the net loss was $52,687 and net income was $176,584, respectively.

Preferred Stock Dividends. During 1999, we issued 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The Stock pays a 12% dividend semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding. During the first quarter of 2000, 497 shares were converted to 442,222 shares of common stock and during the third quarter 10 shares were converted to 17,778 shares of common stock. Preferred stock dividends were $310,350 for the nine months ended September 30, 2000 compared to $166,738 for the nine months ended September 30, 1999.

Net Income (Loss) Available to Common Shareholders. The net income available to common shareholders decreased $347,025 or $.11 per share to a net loss of $22,556 or ($.01) for the nine months ended September 30, 2000 from $324,469 or $.10 per share for the nine months ended September 30, 1999. The decrease was due to the net effect of a decrease in operating income and an increase in interest income, offset by the cumulative effect of the change in accounting policy and the preferred stock dividends. For the three months ended September 30, 2000, the net loss available to common shareholders was $155,737 or ($.04) per share compared to net income of $67,051 or $.02 per share for the three months ended September 30, 1999. We expect to operate near break even until properties currently being developed are completed and reach stabilized occupancy.

Financial Condition

September 30, 2000 As Compared to December 31, 1999

We had current assets of $475,064 on September 30, 2000 and $1,941,355 on December 31, 1999. The primary current asset on December 31, 1999 was development fees and costs due from affiliates of $1,235,650. This amount was collected during the first quarter of 2000. Accounts receivable–trade increased to $115,766 at September 30, 2000 compared to $86,893 at December 31, 1999. We expect receivables to increase as we increase management of apartment units and assisted living residences. Prepaid expenses and other increased from $120,109 at December 31, 1999 to $147,657 at September 30, 2000 due primarily to the payment of certain operating expenses during the nine months ended September 30, 2000 that will be charged to expense as the related services are performed.

Development costs decreased to $462,095 at September 30, 2000 from $606,911 at December 31, 1999. The decrease is due to reimbursements of development costs previously advanced by us. During the initial stages of development, we advance funds for, and capitalize certain development costs. When development fee income is recognized on a certain property, that property’s associated development costs become receivable from either Taylor House, on a temporary basis, or from the permanent owner. Development costs are either recouped with the successful completion of a property or written off if a site is abandoned.

Development fees and costs due from properties currently held by Taylor House increased to $4,534,138 at September 30, 2000 from $3,917,140 at December 31, 1999. The increase reflects the ongoing development of properties and the related recognition of development fees by us as the properties near completion. Development fees and costs are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

We completed the permanent financing on four 60-unit facilities in June and July of 1999 and one 60-unit facility in February of 2000. As part of the transactions, the ownership of those facilities transferred from Taylor House to a third party, not-for-profit organization. As a result of the transfers of properties from Taylor House to third parties, receivables previously recorded in development fees and costs due from properties are reclassified to accounts receivable-properties and/or notes receivable-properties, as appropriate. At September 30, 2000, accounts receivables from properties were $1,362,823 is included in current assets) as compared to $687,159 at December 31, 1999 and notes receivable-properties increased to $2,752,426 at September 30, 2000 from $1,760,115 at December 31, 1999.

Accounts receivable-affiliates increased to $715,640 at September 30, 2000 from $669,507 at December 31, 1999. The increase is due primarily to our advances made to an affiliate for operations at the Virginia facility.

Accounts payable-affiliates decreased to $602,027 at September 30, 2000 from $760,246 at December 31, 1999 due to our repayments to Taylor House for advances associated with properties currently being developed.

Total liabilities increased $844,360 to $2,385,806 at September 30, 2000 from $1,541,446 at December 31, 1999 due primarily to the bank loan we obtained in May, 2000 offset by the decrease in accounts payable-affiliates, as mentioned above. The deferred salaries of $191,823 are payable at the discretion of the employees and more than likely will not be paid from cash.

Shareholder’s equity decreased to $8,638,620 at September 30, 2000 from $8,661,176 at December 31, 1999. The decrease was the net effect of the declaration of preferred dividends of $310,350 and the decrease in accumulated deficit due to the net income of $287,794. As discussed previously, during the first nine months of 2000, 507 shares of Series B Cumulative Convertible Preferred Stock were converted to 460,000 shares of common stock. The conversion resulted in a decrease of $916,042 in preferred stock and an increase of $916,042 in common stock.

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

During the second quarter of 2000, we obtained a $1 million, three year term loan from a bank that will be repaid primarily from the collection of notes receivable-properties over the life of the loan. We anticipate that the proceeds from the term loan, the collection of development fees and costs receivable, together with construction funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. We currently have several sources of potential funding and anticipate that liquidity demands will be met. However, there can be no assurance that we will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by us will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

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

Certain Accounting Considerations

SFAS No. 123

In October 1995, FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. We adopted our Stock Incentive Plan effective January 1, 1997. During 1998, we granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. At September 30, 2000, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting.

Information Concerning Forward Looking Statements

With the exception of historical information (information relating to our financial condition and results of operations at historical dates or for historical periods), the matters discussed herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. These forward-looking statements are based on management’s expectations as of the date hereof, and we do not undertake any responsibility to update any of these statements in the future.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: 27 Financial Data Schedule.*
(b)	Reports on Form 8-K None.

______________________

*  Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2000	DIVERSIFIED SENIOR SERVICES, INC. Registrant By: /s/ G. L. Clark, Jr. G. L. Clark, Jr. Executive Vice President and Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2000	DIVERSIFIED SENIOR SERVICES, INC. Registrant By: /s/ G. L. Clark, Jr. G. L. Clark, Jr. Executive Vice President and Chief Financial Officer