Form 10KSB
period 2000-12-31
DIVERSIFIED SENIOR SERVICES INC
filed 2001-04-02
CIK 1042323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended DECEMBER 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ________________________

                       Commission file number : 000-23321

                        DIVERSIFIED SENIOR SERVICES, INC.
                        ---------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

NORTH CAROLINA                                              56-1973923
- --------------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

915 WEST 4TH STREET, WINSTON-SALEM, NC                      27101
- --------------------------------------                      -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (336) 724-1000
                                                            --------------

Securities registered pursuant to
Section 12(b) of the Act:                                    None

Securities registered pursuant to
Section 12(g) of the Act:                                    Common Stock,
                                                             no par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of March 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $902,360.

As of March 23, 2001, the registrant had 4,812,584 shares of Common Stock outstanding

Registrant's revenues for the fiscal year ended December 31, 2000 were $6,146,265.

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


Transitional Small Business Disclosure Format        Yes___   No X

                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Shareholders to be held in 2001 (the "2001 Proxy Statement") is incorporated by reference into Part III of this Form 10-KSB

                                     PART I


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

FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED BASED ON CURRENT EXPECTATIONS. CONSEQUENTLY, FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, OTHER FILINGS, PRESS RELEASES OR OTHERWISE. STATEMENTS IN THIS ANNUAL REPORT, PARTICULARLY IN "ITEM 1. DESCRIPTION OF BUSINESS," "ITEM 3. LEGAL PROCEEDINGS", THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE CERTAIN FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. OTHER FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, UNANTICIPATED DEVELOPMENTS IN ANY ONE OR MORE OF THE FOLLOWING AREAS:
ENVIRONMENTAL ISSUES, GOVERNMENT REGULATIONS, LABOR COSTS, LIABILITY AND INSURANCE, PENDING OR THREATENED LITIGATION AND INVESTIGATIONS, THE DEPENDENCE ON KEY PERSONNEL, THE OPERATION OF MANAGEMENT INFORMATION AND COMPUTER SYSTEMS AT THE COMPANY'S CUSTOMERS AND VENDORS, AND OTHER RISKS FACTORS WHICH MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

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

We believe that there is a growing demand for senior housing developed for the low and moderate income frail elderly, specifically in our targeted areas of smaller cities and towns throughout the Midatlantic and Southeast. Although we have been operating for less than five years, our senior management has over 20 years of experience in developing and operating housing specifically designed for this target population with a concentration in Eastern North Carolina.

Diversified was formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited ("Taylor House") and began operations in July 1996 when Taylor House exchanged all of the stock of its wholly owned subsidiary, Residential Properties Management, Inc., for Diversified's common stock. Taylor House is a privately-held corporation controlled by the Diversified's senior management. We completed our initial public offering in January 1998. Our common stock is quoted under the symbol DISS on the Nasdaq SmallCap Market.

We have focused our development efforts on two types of facilities: 60-unit assisted living residences and 30-unit senior housing residences. We have completed construction of 60-unit residences located in Mocksville, Hamlet, Cherryville, Goldsboro and Rocky Mount, North Carolina. Our first 30-door residences in Pittsboro and Kinston, North Carolina were completed in March and November of this year.

Our 30-unit independent living residences, known as "Somerset House," provide residents 24-hour security and emergency call system, housekeeping, linen service, nutritious meals and activities. Each Somerset House is designed as a large house compatible in style with, and situated in, a small town, residential neighborhood in close proximity to community resources such as churches and the public library. Each house is limited to 30 private apartments to assure a warm, home-like atmosphere. Each apartment has a bedroom area, a living area, a Pullman style kitchen and a private bath.

Our 60-unit assisted living residences, known as "Somerset Court," supplement the services provided in an independent setting by providing personal care services, including medication monitoring, dressing, grooming, mobility, home management and case management. Somerset Courts provide a comfortable home-like environment with a range of common areas to accommodate both large gatherings and small, more intimate groups. Each residence has a furnished, fully carpeted living area with separate entrance and temperature control.

On March 1, 2000 we began managing assisted living properties in Newport and Shelby, North Carolina for a nonprofit owner. On February 22, 2001, we began managing nine assisted living facilities, with approximately 500 residents, seven located in western North Carolina and two in southwestern Virginia. The management of the South Boston, Virginia facility, which we began managing in October 1998, terminated effective February 28, 2001.

In addition to these properties, as of March 23, 2001, our development pipeline includes five additional 60-unit sites and two additional 30-unit sites, all of which are under our control and with positive feasibility studies. We continue to identify additional markets with positive feasibility. We are also exploring the conversion to assisted living of two residential floors in one existing subsidized senior housing complex we manage.

In addition to the sixteen assisted living facilities and two independent living facilities representing 991 potential residents that we currently manage, we also manage apartment complexes. As of March 23, 2001, we managed 52 residences, consisting of approximately 2,068 units located in three states, North Carolina, Pennsylvania and West Virginia.

Our internal growth program will focus on developing and operating 60-unit assisted living facilities and 30-unit independent senior housing residences. In addition to developing these new facilities, we will consider acquiring existing assisted living and senior housing facilities.

Between May 3, 1999 and November 6, 1999, we completed a private placement, funded over three closings, in which we issued 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock. We received net proceeds of approximately $4,022,138 from the private placement. During 2000, preferred shareholders converted a total of 579 shares of the 12% Series B Cumulative Convertible Preferred Stock to a total of 954,584 shares of common stock. During May of 2000, we and the holders of our Series B Preferred Stock amended the purchase agreement pursuant to which the Series B Preferred Stock was sold to allow us to incur, subject to certain conditions, additional bank debt. Immediately after this amendment became effective, we drew down $1,000,000 on our bank facility.

As of March 22, 2001, we and the Series B Preferred Stock holders further amended the Series B Preferred Stock agreements to:

o specify that we will not be deemed to be in default or otherwise subject to penalties if our common stock is delisted from the Nasdaq SmallCap Market, as long as we maintain a listing on the OTC Bulletin Board;

o specify that the failure of the Company's Board of Directors to declare a dividend on the Series B Preferred Stock as of January 1, 2001 will not be deemed a default or otherwise subject us to penalties;

o allow us to issue additional debt, equity or convertible securities if the net proceeds are first used to redeem the Series B Preferred Stock at its stated value plus accumulated but unpaid dividends through the date of redemption; and

o specify that, until September 22, 2001, subject to our actually raising such additional funds, the holders of the Series B Preferred Stock agree to redeem their shares of Series B Preferred Stock at that amount.

In connection with the March 22, 2001 amendments, we agreed that we will exchange 442,222 shares of common stock held by certain holders of Series B Preferred Stock for 497.5 shares of Series B Preferred Stock. Of those shares of common stock, 20,000 had been issued in connection with conversions of Series B Preferred Stock on February 25, 2000 at a conversion price of $2.25 and 422,222 had been issued in connection with conversions of Series B Preferred Stock on March 3, 2000 at a conversion price of $2.25. The net effect of this exchange will be to decrease the number of our outstanding shares of common stock by 422,222 shares and increase the number of our outstanding shares of Series B Preferred Stock by 497.5. We originally designated 3,000 shares of preferred stock as 12% Series B Cumulative Convertible Preferred Stock. Giving effect to the exchange, we will have 277.5 shares of 12% Series B Cumulative Convertible Preferred Stock available for issuance.

Diversified has received trademark protection for both its Somerset House and Somerset Court service marks.

Diversified's executive offices are located at 915 West Fourth Street, Winston-Salem, North Carolina 27101. Our telephone number is (336) 724-1000. Effective May1, 2001, the executive offices will relocate to 1105 Brookstown Avenue, Winston-Salem, North Carolina 27101. Our telephone number will remain the same.

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

The licensing statutes typically establish physical plant specifications; resident care policies and services, administration and staffing requirements, and emergency service procedures. Diversified's facilities must also comply with the requirements of the Americans With Disabilities Act and are subject to various local building codes and other ordinances, including fire safety codes. Diversified is a provider of services under Medicaid programs and is subject to Medicaid regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in Medicaid programs. Diversified believes it is in substantial compliance with all applicable regulatory requirements. No actions are pending against Diversified for non-compliance with any regulatory requirement.

The North Carolina assisted living facilities are anticipated to derive a substantial portion of their revenues from the Division of Social Services ("DSS") and the Division of Medical Assistance ("DMA"), both under the North Carolina Department of Health and Human Services. DSS administers the state program for Special Assistance for Adults ("SA"), and DMA administers the Medicaid program including the reimbursement to assisted living facilities for personal care assistance ("ACH/PC"). In general, persons with incomes under approximately $12,100 per year are eligible to receive payments under SA and ACH/PC. DSS applies a sliding scale to determine the percentage of SA it will pay, with the resident being responsible for any remaining portion.

The North Carolina General Assembly sets the SA and ACH/PC rates. Effective October 1, 2000, the basic SA rate was increased to $1062 per month and the basic ACH/PC rate was increased to $13.67 per day. In addition, Medicaid transportation increased to $.58 per day. For residents that require a higher level of care and are deemed to be "enhanced care" residents the ACH/PC rate paid in addition to basic SA is as follows:

     Extra assistance with eating                            $23.38 per day

     Extra assistance with toileting                         $17.14 per day

     Extra assistance with eating and toileting              $26.85 per day

     Extra assistance with locomotion                         $2.48 per day

"Enhanced care" residents are those who need extensive assistance or are totally dependent on other persons for eating, toileting or both.

Subsidized apartments are also subject to substantial regulations primarily from HUD/FHA and the Rural Development Agency, as applicable. In most states, subsidized apartments are also subject to state and local building and fire codes. Approximately 54% of the units under management are eligible for rent subsidies under Housing Assistance Payment ("HAP") contracts. The treatment of HAP contracts upon expiration is administered by the United States Department of Housing and Urban Development. Two current HAP contracts affecting our managed properties are up for renewal in 2001, one property is scheduled for renewal while the other property's contract will expire. The effect of the expiration of an individual property's HAP contract without renewal varies and depends on the market rent for the specific market area.

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the cost of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Our activities are not anticipated to generate any environmentally controlled substance other than a limited amount of medical waste. We contract with a third party to properly dispose of waste products. We obtain a Phase I environmental report on all potential development sites before acquisition. The State of North Carolina issued an environmental no-action letter at the request of the owner of our Shelby facility. The no-action letter was requested because of the presence of pollutants upstream and provides that the State of North Carolina does not presently intend to institute environmental proceedings. The no-action letter does not preclude the federal government from instituting its own environmental proceedings against the owner of the property. Although we are not aware of any other material environmental issues affecting any property we operate, as a developer, owner and/or manager of real property environmental concerns could impact the our operations.

EMPLOYEES

As of December 31, 2000, we had 334 employees, 144 of who are full-time. None of our employees are subject to collective bargaining agreements and none of our employees have been on strike in the past three years.

ITEM 2. DESCRIPTION OF PROPERTIES.

CORPORATE OFFICES

We sublease 90% of the office and administrative building located at 915 West Fourth Street, Winston-Salem, North Carolina from Taylor House at a monthly rent of $3,800 plus our share of property insurance and maintenance expenses. There is no written sub-lease. The base lease between Taylor House and an independent third party expired in February 2001. Prior to the expiration, the lease was extended through April 30, 2001. We anticipate relocating the corporate offices to 1105 Brookstown Avenue, Winston-Salem, North Carolina effective May 1, 2001.

We lease office space in Raleigh, North Carolina for a regional property team. The leased premises are controlled by an affiliate. The lease is month-to-month at a monthly rent of $415. We also lease office space in Port Royal, Pennsylvania from an unrelated third party for a regional property team. The lease is for a term of one year.

Our subsidiary, DSS Funding, Inc., leases office space in New York, New York from an unrelated third party for approximately $2,000 per month, on a month-to-month basis. There is no written lease.

PROPERTIES MANAGED AT MARCH 23, 2001


           PROPERTY NAME                                           CITY               STATE          #UNITS
- ---------------------------------------------------------------------------------------------------------------------
           PROPERTIES CURRENTLY UNDER MANAGEMENT
(1)        Adelaide Walters                                        Chapel Hill              NC             24
(1)        Agape Homes                                             Valdese                  NC             30
(1) (2)    Balsam Grove                                            Brevard                  NC             40
(1) (2)    Cape Fear                                               Wilmington               NC             89
(3)        Concord Retirement Home                                 Concord                  NC             25
(1)        Dogwoods                                                Farmville                NC             24
(3)        Druid Hills #1 and #2                                   Hendersonville           NC             40
(1) (2)    Duplin County Housing for the Elderly                   Rose Hill                NC             85
(3)        Family Care Homes                                       Reidsville               NC             24
           Fiesta Drive Properties                                 Greensboro               NC              8
(1)        Hampton Woods I                                         Jackson                  NC             15

           PROPERTY NAME                                           CITY               STATE          #UNITS
- ---------------------------------------------------------------------------------------------------------------------

(1)        Hampton Woods II                                        Jackson                  NC             10
(3)        Haven-n-Hills                                           Bostic                   NC             46
(1)        Heritage Homes                                          Henderson                NC             50
(1)        Hobart Jackson Estates                                  Reidsville               NC             36
(2)        Hoffman Homes                                           Gastonia                 NC             81
           In-Chu-Co                                               Chapel Hill              NC             79
(1)        Jackson Village                                         Sylva                    NC             24
(1)        Kirkwood I                                              Goldsboro                NC             100
(1)        Kirkwood II                                             Goldsboro                NC             40
(1)        Lion's Senior Village                                   Shelby                   NC             40
           Morehead Glen                                           Durham                   NC             20
(3)        Mountain View Care Center                               Marion                   NC             86
           Oaks at Spring Garden                                   Greensboro               NC             192
           Point South                                             Greensboro               NC             23
(1) (4)    Prince Court                                            Rocky Mount              NC             30
(3)        Quality Care                                            Lenoir                   NC             35
(1) (2)    RM Wilson                                               Rocky Mount              NC             50
           Rolling Hills Townhomes                                 Salisbury                NC             61
(1)        Scott Mitchell I                                        Norlina                  NC             14
(1)        Scott Mitchell II                                       Norlina                  NC             16
(3)        Shady Brook                                             Black Mountain           NC             49
(1) (2)    Sir Walter                                              Raleigh                  NC             140
(3)        Somerset Court of Cherryville                           Cherryville              NC             60
(3)        Somerset Court of Goldsboro                             Goldsboro                NC             60
(3)        Somerset Court of Hamlet                                Hamlet                   NC             60
(3)        Somerset Court of Mocksville                            Mocksville               NC             60
(3)        Somerset Court of Newport                               Newport                  NC             64
(3)        Somerset Court of Rocky Mount                           Rocky Mount              NC             60
(3)        Somerset Court of Shelby                                Shelby                   NC             64
(1) (2)    Somerset House of Kinston                               Kinston                  NC             30
(1) (2)    Somerset House of Pittsboro                             Pittsboro                NC             30
           The Summit at Cullowhee                                 Cullowhee                NC             48
(2)        University Apartments                                   Durham                   NC             114
(1)        Wesbury                                                 Concord                  NC             50
(1)        Wesbury Plaza                                           Concord                  NC             40
           West Park                                               Durham                   NC             10
(2)        Yadkin Trail Homes                                      Raeford                  NC             48
           Big Valley Apartments                                   Reedsville               PA             12
           Brown Apartments                                        Reedsville               PA             20
           Cedar Acres I & II                                      Mifflintown              PA             32
(2)        Centre Estates I                                        Boalsburg                PA             40

           PROPERTY NAME                                           CITY               STATE          #UNITS
- ---------------------------------------------------------------------------------------------------------------------

(2)        Centre Estates II                                       Boalsburg                PA             40
           East Berlin Manor Apartments                            East Berlin              PA             19
           Evergreen Pointe                                        Danville                 PA             48
(2)        Fayette Acres                                           McAllisterville          PA             10
           Findlay Park                                            Mercersburg              PA             15
(1)        McConnellsburg Elderly Housing                          McConnellsburg           PA             18
           Middlecreek Village                                     Kreamer                  PA             12
(1) (2)    North Street Manor                                      Mifflintown              PA             30
(1)        Orbisonia Elderly Housing                               Orbisonia                PA             14
           Randall Brake Apartments                                Mercersburg              PA              4
(2)        Rockwood Gardens II                                     Rockwood                 PA             10
(1) (2)    Southview Apartments                                    McAllisterville          PA             32
(1)        Susquehanna Apartments                                  Duncannon                PA             28
(1) (2)    Tuscarora Acres I                                       Port Royal               PA             17
(1)        Tuscarora Acres II                                      Port Royal               PA             12
(3)        Maple Grove Retirement Home                             Chilhowie                VA             72
(3)        Ridgefield Retirement Home                              Marion                   VA             126
(1)        Senior Square                                           Elizabeth                WV             24



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


No matters were submitted to our shareholders during the fourth quarter of 2000, however, on January 19, 2001 we convened a special meeting of our shar eholders for the purpose of approving the adoption of an amendment to our Articles of Incorporation providing for a 1 for 4 reverse split of our common stock. The purpose of the reverse stock split was to address the situation of the price of our common stock being below the minimum level of $1.00 required to maintain our listing on the Nasdaq SmallCap Market. The closing price of our common stock on January 18, 2001, the day prior to the meeting, was $0.219. Therefore, the stated purpose of the reverse stock split would not likely have been achieved even if the proposal was voted on and passed.

The meeting was adjourned without such a vote of the shareholders and to date has not been reconvened. As stated in the proxy distributed in connection with the meeting, our Board of Directors has the authority to abandon the proposed reverse stock split at any time before it is actually filed with the North Carolina Secretary of State. Because our stock has remained well below the minimum level of $1.00, it is likely that our Board of Directors will determine in the near future that the proposal for a reverse stock split should be abandoned. At that time we would give the requisite notice to reconvene the special meeting for the sole purpose of closing the meeting without a shareholder vote.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Effective January 10, 1998, Diversified's Common Stock was approved for quotation on the Nasdaq Small Cap market under the symbol "DISS." Nasdaq has made determinations that our common stock should be delisted from the Nasdaq SmallCap Market because we failed to maintain both a minimum bid price of $1.00 in violation of Nasdaq Marketplace Rule 4310(c)(4) and a minimum market value of public float of $1,000,000 in violation of Nasdaq Marketplace Rule 4310(c)(7). These determinations were originally made on November 10, 2000 and December 1, 2000, respectively.

We appealed these determinations which automatically stayed the delisting pending the results of a hearing. On March 23, 2001, this hearing was held at which senior executives of Diversified formally requested that, notwithstanding the rules violations, the common stock continue to be qualified for quotation on the Nasdaq SmallCap Market.

As of the date of this filing, we have not received notice of the hearing panel's decision. If our common stock is delisted from the Nasdaq SmallCap Market, we believe it will be eligible for listing on the OTC Bulletin Board under its existing ticker symbol, DISS.

The following table summarizes the high and low sales price for the years ended December 31, 2000 and 1999.

         2000
                  QUARTER           HIGH             LOW
                  --------          -----            ----

                  First             $3.7500          $2.2500
                  Second            $2.9375          $1.4375
                  Third             $2.0000          $0.8750
                  Fourth            $0.8750          $0.1250

         1999
                  QUARTER           HIGH             LOW
                  --------          -----            ----

                  First             $4.8125          $2.4375
                  Second            $4.8750          $3.2500
                  Third             $4.0000          $2.8750
                  Fourth            $3.5000          $2.0000


HOLDERS OF RECORD

There were approximately 21 shareholders of record of Common Stock as of March 23, 2001. This number does not include beneficial owners holding shares through nominees or "street" names. Diversified believes that it has approximately 500 beneficial holders of Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF DIVERSIFIED AND THE NOTES TO FINANCIAL STATEMENTS.

OVERVIEW

Diversified, formed in May 1996 as a wholly owned subsidiary of Taylor House, began operations in July 1996. We manage apartments, primarily for seniors, and develop and manage assisted living properties and independent living properties for seniors. All properties target low and moderate income residents.

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

We offered home care services at selected apartment locations from August 1998 until we sold the business effective June 1, 1999 to an independent home care provider.

Our core business is managing apartments, independent living properties and assisted living properties. The following table shows the properties we are managing as of March 2001 by type of property. It includes the number of units and the occupancy at three different dates - June 30, 2000, December 31, 2000 and March 16, 2001.


CONTINUING PROPERTIES                                                                 OCCUPANCY PERCENT AS OF
                                                     UNITS                        6/30/00       12/31/00        2/28/01
Apartments
   Senior                                             1122                            98%            97%            97%
   Student (1)                                         320                            71%            94%            94%
   All others                                          646                            93%            94%            94%
                                                  ---------
                                                      2068
                                                  ---------

Independent Living
   Rent-up                                              60                            N/A             8%            20%
                                                  ---------

Assisted Living
   Stabilized                                          248                            94%            96%            94%
   Rent-Up                                             180                            N/A            41%            52%
   Blue Ridge                                          503                            N/A            N/A            81%
                                                  ---------
                                                       931
                                                  ---------
                                                      3059
                                                  =========

(1)  Student apartments have lower occupancy during the summer.

We anticipate growth in income from a moderate increase in the number of residential units managed and from inflationary effects on rent and service fees. All personnel located at the residences are our employees. However, we are reimbursed for the services of site personnel. We anticipate growth in reimbursement income because of increases in salaries of site personnel and an increase in the number of complexes under management.

In addition to managing, we develop assisted living properties and independent living properties for seniors. Our first two 60-unit assisted living facilities commenced operations in June and July 1999. On March 1, 2000 we began managing two 64 resident assisted living facilities located in Newport and Shelby, North Carolina. The occupancy of those four stabilized properties averages in the mid 90% and was 94% at February 28, 2001. We opened three more assisted living properties in the fall of 2000 that are now in the rent up state with occupancy at February 28, 2001 of 56%. On February 22, 2001, we began managing nine assisted living facilities with 503 units, seven located in western North Carolina and two in southwestern Virginia. These properties have 81% occupancy at February 28, 2001. We terminated management of the South Boston, Virginia facility, which we began managing in October 1998, effective February 28, 2001. Additionally, we control six sites approved under North Carolina's moratorium on new assisted living facilities.

We completed construction of two 30-unit residences in March and November 2000. There are two sites ready to begin construction and an additional site we control, all of which have positive feasibility. All sites are in North Carolina.

Upon completion of these 60-unit and 30-unit residences, we earn management fee income from the properties based on facility income. Our development and construction pace depends upon our success in obtaining construction and permanent financing. There can be no assurance that we will obtain financing on a regular or timely schedule. If alternative financing cannot be arranged on acceptable terms, we may not be able to produce a pipeline of developed properties on a regular basis. We believe that in the future the development and management of assisted living facilities and residences for the elderly will provide the majority of our revenues and profits.

We develop properties for third party owners. We recognize development fee income on the percentage of completion basis. Development costs are paid by us as incurred and are reimbursed by the purchaser when the property is sold. If a site is abandoned, all development costs associated with that property are written off. Due to the inability to find appropriate permanent financing for the South Boston property, we terminated management and wrote off the advances we made to fund operating deficits during rent up. We wrote off other development costs for sites we have abandoned, again primarily due to lack of appropriate permanent financing or poor feasibility study results.

Most of our operating expenses are related to the personnel directly performing the management services and the corporate management staff. Between 75% and 90% of our normal operating expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses such as travel, rent, telephone and office expenses that support the activities of the personnel. Since our inception, the operating staff increases have been due to the addition of properties under management. We expect that expenses associated with operating personnel will continue to increase significantly as we expand, but we do not expect to increase the corporate staff significantly during the next several years.



RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

INCOME

Total income increased $1,035,215, to $6,146,265 for the year ended December 31, 2000 from $5,111,050 for the year ended December 31, 1999. The increase was the net effect of increases in management fees and reimbursement income and a decrease in development fees and other income.

MANAGEMENT FEES. Management fees increased $272,173 to $1,158,768 for 2000 from $886,595 for the year ended December 31, 1999. The increase was due primarily to management fees on the assisted living facilities we developed, which commenced operations during 1999 and 2000 and the management, which began in March 1, 2000, of two 64 resident assisted living facilities located in Newport and Shelby, North Carolina. We expect growth in fee income as the developed assisted living and independent living properties are rented.

REIMBURSEMENT INCOME. Reimbursement income increased $1,994,173 to $3,946,150 for 2000 from $1,951,977 for the year ended December 31, 1999. The increase was the result of income received from the properties for personnel hired to manage the two 60-unit assisted living facilities that began accepting residents in June and July of 1999, the three 60-unit assisted living facilities that began rent-up in the fall of 2000, and the two new 64 resident assisted living facilities mentioned above. We expect continued increases in reimbursement income as the number of properties under management increases.

DEVELOPMENT FEES. Development fees decreased $1,027,410 to $885,955 for the year ended December 31, 2000 from $1,913,365 for the year ended December 31, 1999. The decrease is due to reduced development activities during 2000, primarily a result of the lack of permanent financing sources. Development fee income is recognized on a percentage of completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences we are currently developing. We expect development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

OTHER INCOME. Other income decreased $203,721 to $155,392 for the year ended December 31, 2000 from $359,113 for the year ended December 31, 1999. Other income includes DSSF consulting fees and, for the nine months ended September 30, 1999, home care fees. The decrease is due to a decrease in home care fees when we sold the home care business to an independent home care provider. We expect consulting fees earned by DSSF to be cyclical, depending on the availability of permanent financing at reasonable rates.

OPERATING EXPENSES

Operating expenses increased $2,687,363 to $7,367,056 for the year ended December 31, 2000 from $4,679,693 for the year ended December 31, 1999. The increase is due to personnel related expenses, administrative expenses, and write off of development costs and advances.

PERSONNEL EXPENSE. Personnel expense increased $1,865,103 to $5,502,223 for 2000 from $3,637,120 for 1999. The increase was the net effect of an increase in site related personnel expense of $1,962,677, offset by a decrease in corporate personnel expense. We expect increases in corporate personnel expense in future periods depending upon increases in management and development activity.

ADMINISTRATIVE AND OTHER EXPENSES. Administration and other expenses decreased $123,697 to $804,867 in 2000 from $928,564 in 1999. The decrease was due primarily to a reduction in fees paid to professionals for corporate business. We expect increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate matters.

WRITE OFF OF DEVELOPMENT COSTS AND ADVANCES. At December 31, 2000 we wrote off development costs of $992,427 on sites we have abandoned and advances to the South Boston assisted living property. A slow down in the pace of development and the scarcity of permanent financing necessitated the decision to write off the assets. We do not anticipate recurring write-offs of this magnitude, but such write-offs are due to the availability of permanent financing and as long as we continue to develop we have that risk. At December 31, 1999, we wrote off $26,145 of development costs.

OTHER INCOME AND EXPENSES. We earned $372,491 and $277,382 in interest income from the investment of cash and cash equivalents and interest on funds loaned to the owners of properties being developed during the year ended December 31, 2000 and 1999, respectively. The increase is the net effect of an increase in interest on funds loaned to properties and a decrease in interest earned on the funds held for development. We expect interest income in future periods to depend on the amount of funds loaned to the owners of properties being developed. Interest and other expenses was $77,296 for the year ended December 31, 2000 compared to $6,959 for the same period of 1999. Interest expense will increase since we obtained a three-year loan from a bank in April of 2000.

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DEVELOPMENT RELATED COSTS. The income (loss) before the cumulative effect decreased $1,627,376 to a loss of $925,596 for the year ended December 31, 2000 from $701,780 for the year ended December 31, 1999. The decrease was the net effect of a decrease in operating income and an increase in interest income.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR DEVELOPMENT RELATED COSTS. The change in accounting policy resulted in the write off of salaries and administrative and other expenses in the amount of $328,566 capitalized in development costs at January 1, 1999.

DEFERRED INCOME TAX BENEFIT. We recognized an income tax benefit of $250,000 for the year ended December 31, 2000 due to the availability of net operating loss carryforwards. In management's opinion, this benefit will be utilized within the next two to three years.

NET INCOME (LOSS). Net income (loss) decreased $1,048,810 to a loss of $675,596 for the year ended December 31, 2000 from $373,214 for the year ended December 31, 1999. The decrease was due to the net effect of a decrease in operating income, an increase in interest income, the cumulative effect of change in accounting for development related costs at January 1, 1999, and the deferred income tax benefit.

PREFERRED STOCK DIVIDENDS. During 1999, we issued 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The Stock has a 12% dividend payable semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding. Preferred stock dividends increased to $404,781 for the year ended December 31, 2000 compared to $299,941 for the year ended December 31, 1999.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS. The net income (loss) available to common shareholders decreased $1,153,650 ($.31 loss per share) to a net loss of $1,080,377 ($.29 loss per share) for the year ended December 31, 2000 from $73,273 ($.02 per share) for the year ended December 31, 1999. The decrease was due to the net effect of a decrease in operating income, an increase in interest income, and an increase in preferred stock dividends offset by the cumulative effect of the change in accounting policy. We expect to operate near break even until properties currently being rented reach stabilized occupancy.



FINANCIAL CONDITION

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

We had current assets of $421,291 on December 31, 2000 and $1,941,355 on December 31, 1999. The primary current asset on December 31, 1999 was development fees and costs due from affiliates of $1,235,650. This amount was collected during the first quarter of 2000. Accounts receivable-trade increased to $128,591 at December 31, 2000 from $86,893 at December 31, 2000. We expect receivables to increase as we increase management of apartment units and assisted living residences. Prepaid expenses and other decreased from $120,109 to $73,058 due primarily to the payment of certain expenses for 2000 in 1999.

Development costs decreased to $361,951 at December 31, 2000 from $606,911 at December 31, 1999. The decrease is due to reimbursements of development costs previously advanced by us and to the write-off of costs associated with properties we abandoned. During the initial stages of development, we advance funds for, and capitalize, certain development costs. When development fee income is recognized on a certain property, that property's associated development costs become receivable from either Taylor House, on a temporary basis, or from the permanent owner. Development costs are either recouped with the successful completion of a property or written off if a site is abandoned.

Development fees and costs due from properties currently held by Taylor House increased to $4,181,527 at December 31, 2000 from $3,917,140 at December 31, 1999. The increase reflects the ongoing development of properties and the related recognition of development fees by us as the properties near completion. Development fees and costs are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

We completed the permanent financing on four 60-unit facilities in June and July of 1999 and one 60-unit facility in February of 2000. As part of the transactions, the ownership of those facilities transferred from Taylor House to a third party, not-for-profit organization. As a result of the transfers of properties from Taylor House to third parties, receivables previously recorded in development fees and costs due from properties are reclassified to accounts receivable-properties and/or notes receivable-properties, as appropriate. At December 31, 2000, accounts receivables from properties were $1,241,804 as compared to $687,159 at December 31, 1999 and notes receivable-properties increased to $2,752,426 at December 31, 2000 from $1,760,115 at December 31, 1999.

Accounts receivable-affiliates decreased to $253,616 at December 31, 2000 from $669,507 at December 31, 1999. The decrease is due to our write off of advances made to an affiliate for operations at the Virginia facility, which we stopped managing February 28, 2001.

Accounts payable-affiliates decreased to $605,923 at December 31, 2000 from $760,246 at December 31, 1999. The decrease is due to our repayments to Taylor House for advances associated with properties currently being developed.

Total liabilities increased $1,067,374 to $2,608,820 at December 31, 2000 from $1,541,446 at December 31, 1999 due primarily to the bank loan we obtained in May, 2000 offset by the decrease in accounts payable-affiliates, as mentioned above. The deferred salaries of $451,823 are payable at the discretion of the officers, who consider the obligation long-term.

Shareholder's equity decreased to $7,580,799 at December 31, 2000 from $8,661,176 at December 31, 1999. The decrease was the net effect of the declaration of preferred dividends of $404,781 and the increase in accumulated deficit due to the net loss of $675,596. During 2000, 579 shares of Series B Cumulative Convertible Preferred Stock were converted to 954,584 shares of common stock. The conversion resulted in a decrease of $1,045,684 in preferred stock and an increase of $1,045,684 in common stock.

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

During May of 2000, we and the holders of our Series B Preferred Stock amended the purchase agreement pursuant to which the Series B Preferred Stock was sold to allow us to incur, subject to certain conditions, additional bank debt. Immediately after this amendment became effective, we drew down $1,000,000 on our bank facility.

As of March 22, 2001, we and the Series B Preferred Stock holders further amended the Series B Preferred Stock agreements to:

o specify that we will not be deemed to be in default or otherwise subject to penalties if our common stock is delisted from the Nasdaq SmallCap Market, as long as we maintain a listing on the OTC Bulletin Board;


o specify that the failure of the Company's Board of Directors to declare a dividend on the Series B Preferred Stock as of January 1, 2001 will not be deemed a default or otherwise subject us to penalties;

o allow us to issue additional debt, equity or convertible securities if the net proceeds are first used to redeem the Series B Preferred Stock at its stated value plus accumulated but unpaid dividends through the date of redemption; and

o specify that, until September 22, 2001, subject to our actually raising such additional funds, the holders of the Series B Preferred Stock agree to redeem their shares of Series B Preferred Stock at that amount.

In connection with the March 22, 2001 amendments, we agreed that we will exchange 442,222 shares of common stock held by certain holders of Series B Preferred Stock for 497.5 shares of Series B Preferred Stock. Of those shares of common stock, 20,000 had been issued in connection with conversions of Series B Preferred Stock on February 25, 2000 at a conversion price of $2.25 and 422,222 had been issued in connection with conversions of Series B Preferred Stock on March 3, 2000 at a conversion price of $2.25. The net effect of this exchange will be to decrease the number of our outstanding shares of common stock by 422,222 shares and increase the number of our outstanding shares of Series B Preferred Stock by 497.5. We originally designated 3,000 shares of preferred stock as 12% Series B Cumulative Convertible Preferred Stock. Giving effect to the exchange, we will have 277.5 shares of 12% Series B Cumulative Convertible Preferred Stock available for issuance.

As mentioned above, we obtained a $1 million, three year term loan from a bank during 2000 that will be repaid primarily from the collection of notes receivable-properties over the life of the loan. We anticipate that the collection of development fees and costs receivable, together with bank funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. We currently have several sources of potential funding and anticipate that liquidity demands will be met. However, there can be no assurance that we will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by us will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

Diversified is the guarantor on the construction and working capital loans for the properties owned by Taylor House.

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

CERTAIN ACCOUNTING CONSIDERATIONS

SFAS NO. 123

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. Diversified adopted its Stock Incentive Plan effective January 1, 1997. During 1998, Diversified granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. At December 31, 2000, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and the related notes together with the Independent Auditors' Report thereon, are set forth beginning on page F-1 of this Form 10-KSB.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10.  EXECUTIVE COMPENSATION.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Part III information will be set forth in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders.

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

          3.1(b) Articles of Amendment filed March 19, 1999 incorporating Certificate of Designation, Powers, Preferences and Rights of the Series of Preferred Stock of Diversified Senior Services, Inc. to be designated 12% Series B Cumulative Convertible Preferred Stock. Incorporated by reference to
                    Exhibit 3.1(b) to Annual Report on Form 10-KSB for year ended December 31, 1998. (File No. 000-23321)

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

          10.5 The Company's 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (File No. 333-34367).

          10.6 Employment Agreement dated as of February 1, 1998 between the Company and Bernard Gawley. Incorporated by reference to
                    Exhibit 3.1(b) to Annual Report on Form 10-KSB for year ended December 31, 1998. (File No. 000-23321)

          10.7 Securities Purchase Agreement dated as of May 3, 1999 among the Company and certain investors. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form-10-QSB for the quarterly period ended March 31, 1999 (File No. 000-23321).

          10.8 Registration Rights Agreement dated as of May 3, 1999 among the Company and certain investors. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1999 (File No. 000-23321).

          10.9 First Amendment, dated March 22, 2001, to the Securities Purchase Agreement, dated May 3, 1999, by and among the Company and certain investors.*

          10.10 Second Amendment, dated May 19, 2001, to the Securities Purchase Agreement, dated May 3, 1999, by and among the Company and certain investors.*

          20        Independent Auditors' Report.

          21        Subsidiaries of the Company

          23        Consent of The Daniel Professional Group, Inc.

          24        Powers of Attorney


(b)      Reports on Form 8-K.

                              None:
______________
 * Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DIVERSIFIED SENIOR SERVICES, INC.


                             By:  /S/ WILLIAM G. BENTON
                                  -------------------------------
                                  William  G.  Benton,  Chairman
                                    of the  Board  and  Chief
                                    Executive Officer

                             Date:  MARCH   30,  2001
                                    -----------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                   TITLE                            DATE
                 ----------                                  ------                           -----

/S/ WILLIAM G. BENTON                        Chairman of the Board and Chief        March  30, 2001
- ----------------------------------------     Executive Officer
William G. Benton

/S/ SUSAN L. CHRISTIANSEN
- ----------------------------------------     Chief Operating Officer and Director   March   30, 2001
Susan L. Christiansen

/S/ G.L. CLARK, JR.                          Chief Financial Officer, Treasurer     March  30, 2001
- ----------------------------------------     and Director
G.L. Clark, Jr.

/S/ SUSAN L. CHRISTIANSEN
- ----------------------------------------     Director                               March  30, 2001
Susan L. Christiansen
Attorney in Fact for
Perry C. Craven

/S/ SUSAN L. CHRISTIANSEN
- ----------------------------------------     Director                               March   30, 2001
Attorney in Fact for
Walter H. Ettinger, Jr.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Diversified Senior Services, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheets of Diversified Senior Services, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity, and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Senior Services, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




March 30, 2001
Winston-Salem, North Carolina


                                             DIVERSIFIED SENIOR SERVICES, INC.
                                                CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,         DECEMBER 31,
                                                                                2000                 1999
                                                                          -----------------   -------------------
                  ASSETS
Current assets:
        Cash and cash equivalents                                         $     85,803         $    383,701
        Development fees and costs due from
        affiliates                                                               -                1,235,650
        Accounts receivable - trade                                            128,591               86,893
        Prepaid expenses and other                                              73,058              120,109
        Interest receivable                                                     38,362               28,796
        Note receivable - properties                                            95,477               86,206
                                                                          -----------------   -------------------
                                                                               421,291            1,941,355
Furniture and equipment, net                                                    86,007              112,852
Development costs                                                              361,951              606,911
Development fees and costs due from affiliates (Note 2)                      4,181,527            3,917,140
Accounts receivable - affiliates (Note 2)                                      253,616              669,507
Accounts receivable - properties                                             1,241,804              687,159
Interest receivable                                                            153,557               43,789
Notes receivable - properties                                                2,656,949            1,673,909
Investment in bonds                                                            300,000              300,000
Deferred tax asset                                                             250,000                    -
Other assets                                                                   282,917              250,000
                                                                          -----------------   -------------------
                                                                          $ 10,189,619         $ 10,202,622
                                                                          =================   ===================

                   LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses                             $    284,333          $   308,047
        Commitments - affiliates with properties under construction             69,260               38,595
        Note payable - current portion                                         250,000                    -
        Preferred dividends payable                                            197,481              242,735
                                                                          -----------------   -------------------
                                                                               801,074              589,377

Note payable                                                                   750,000                    -
Accounts payable - affiliates (Note 2)                                         605,923              760,246
Deferred officers' salaries and bonuses                                        451,823              191,823
                                                                          -----------------   -------------------
                                                                             2,608,820             1,541,446
                                                                          -----------------   -------------------

                     SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
        180,032 issued and outstanding at December 31,
        2000 and 180,611 at December 31, 1999                                3,868,384             4,914,068

Common  stock, no par, authorized 100,000,000 shares;
        4,255,984 shares issued and outstanding at
        December 31, 2000 and 3,301,400 at December 31, 1999                 7,364,930             6,319,246
Deemed distribution                                                         (1,335,790)           (1,335,790)
Preferred dividends                                                           (704,722)             (299,941)
Accumulated deficit                                                         (1,612,003)             (936,407)
                                                                          -----------------   -------------------
                                                                             7,580,799             8,661,176
                                                                          -----------------   -------------------
                                                                          $ 10,189,619          $ 10,202,622
                                                                          =================   ===================


                                             DIVERSIFIED SENIOR SERVICES, INC.
                                                CONSOLIDATED BALANCE SHEETS

                                             DIVERSIFIED SENIOR SERVICES, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                     2000              1999
                                                                               ----------------- -----------------
Income:
       Management fees                                                                1,158,768           886,595
       Reimbursement income                                                           3,946,150         1,951,977
       Development fees                                                                 885,955         1,913,365
       Other                                                                            155,392           359,113
                                                                               ----------------- -----------------
                                                                                      6,146,265         5,111,050
                                                                               ----------------- -----------------

Expenses:
       Personnel related                                                              5,502,223         3,637,120
       Administrative and other                                                         804,867           928,564
       Write off development costs and advances (Note 2)                                992,427            26,145
       Depreciation and amortization                                                     67,539            87,864
                                                                               ----------------- -----------------
                                                                                      7,367,056         4,679,693
                                                                               ----------------- -----------------

Operating income (loss)                                                              (1,220,791)          431,357
Other (income) expenses:
       Interest and other income                                                        372,491           277,382
       Interest and other expense                                                       (77,296)           (6,959)
                                                                               ----------------- -----------------
Income (loss) before cumulative effect of change in
       accounting for development related costs                                        (925,596)          701,780
Cumulative effect of change in accounting
       for development related costs                                                          -           328,566
                                                                               ----------------- -----------------

Income (loss) before income taxes                                                      (925,596)          373,214
       Deferred income tax benefit                                                      250,000                 -
                                                                               ----------------- -----------------

Net income (loss)                                                                      (675,596)          373,214

Preferred stock dividends                                                               404,781           299,941
                                                                               ----------------- -----------------
Net income (loss) available for common shareholders                                $(1,080,377)        $   73,273
                                                                               ================= =================

Per share data:
       Income (loss) available to common shareholders
          before cumulative effect of change in accounting
          for development related costs                                            $     (0.36)         $    0.12
       Cumulative effect of change in accounting
          for development related costs
                                                                                             -               0.10
       Deferred income tax benefit                                                        0.07                 -
                                                                               ----------------- -----------------
       Net income (loss) per common share-basic and diluted                              (0.29)              0.02
                                                                               ================= =================
       Weighted average shares outstanding-basic                                     3,712,859          3,301,400
                                                                               ================= =================
       Weighted average shares outstanding-diluted                                   3,712,859          3,323,325
                                                                               ================= =================



                                                         DIVERSIFIED SENIOR SERVICES, INC.
                                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                                   TOTAL
               PREFERRED      COMMON      PREFERRED       COMMON        DEEMED          PREFERRED    ACCUMULATED   SHAREHOLDERS'
               SHARES         SHARES      STOCK           STOCK         DISTRIBUTION    DIVIDENDS    DEFICIT       EQUITY
               -----------  ------------- -------------  -------------- -------------- -----------   ------------ --------------
Balance,
January
1, 1999         178,386      3,301,400     $891,930      $6,319,246     $(1,335,790)    $     -      $(1,293,560)   $4,581,826

Issuance
of
preferred
stock             2,225             -     4,022,138              -              -             -              -       4,022,138

Decrease in
unrealized
gain                  -             -             -              -              -             -           (16,061)     (16,061)

Preferred
dividends             -             -             -              -              -          (299,941)             -    (299,941)

Net income
for the
year ended
December
31, 1999              -             -             -              -              -               -          373,214     373,214
                ------------------------------------------------------------------------------------------------------------------
Balance,
December 31,     180,611     3,301,400   $4,914,068      $6,319,246      $(1,335,790)      $(299,941)    $(936,407) $8,661,176
1999
                ------------------------------------------------------------------------------------------------------------------

Conversion
of
preferred           (579)       954,58   (1,045,684)      1,045,684             -               -                 -           -
stock

Preferred
dividends               -           -             -              -              -           (404,781)              -    (404,781)

Net loss
for
the year
ended
December
31, 2000                -           -             -              -              -                -          (675,596)   (675,596)
                ------------------------------------------------------------------------------------------------------------------

Balance,
December
31, 2000          180,032   4,255,984    $3,868,384       $7,364,930      $(1,335,790)    $ (704,722)    $(1,612,003)   $7,580,799
                ===================================================================================================================



                                                        DIVERSIFIED SENIOR SERVICES, INC.
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                  Increase (Decrease) in Cash and Cash Equivalents

                                                                            2000               1999
                                                                      -----------------  -----------------

Operating activities:
Net income (loss)                                                         $  (675,596)        $   373,214
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
      Depreciation and amortization                                            67,539              87,864
      Cumulative effect of write off development related costs                      -             328,566
      Deferred income tax benefit                                            (250,000)                  -
      Allowance for uncollectable accounts receivable                         250,000              40,000
      Write off development costs due from affiliates                         658,279
      Changes in operating assets and liabilities:
          Accounts receivable, trade                                          (41,698)             27,028
          Prepaid expenses and other                                           24,513              27,495
          Accounts receivable, affiliates                                      (2,253)                  -
          Interest receivable                                                (119,334)            (72,585)
          Development fees receivable, net of collections                    (669,285)         (1,669,745)
          Accounts payable, trade                                             246,823              39,919
          Interest payable                                                      4,889                   -
          Deferred salaries and bonuses                                             -                   -
                                                                      -----------------  -----------------
                Total adjustments                                             169,473          (1,191,458)
                                                                      -----------------  -----------------
      Net cash used by operating activities                                  (506,123)           (818,244)
                                                                      -----------------  -----------------

Investing activities:
      Investments                                                                   -             803,013
      Purchases of furniture and equipment                                    (30,519)            (40,279)
      Development costs reimbursed (paid)                                     244,960            (204,873)
      Advances to properties in exchange for notes receivable                (521,811)         (1,760,115)
      Advances to affiliate for properties in development,
          net of repayments                                                   614,778          (1,437,625)
      Advances to and investment in properties                               (444,242)           (158,835)
      Investment in bonds                                                           -            (300,000)
      Investment in certificate of deposit                                          -            (250,000)
      Other                                                                    30,665                 (12)
                                                                      -----------------  -----------------
      Net cash used by investing activities                                  (106,169)         (3,348,726)
                                                                      -----------------  -----------------

Financing activities:
      Proceeds from bank borrowings                                         1,000,000                   -
      Repayments of capital lease obligation                                  (15,426)            (11,574)
      Proceeds from issuance of preferred stock, net                                -           4,022,138
      Advances to (repayments) from affiliates                               (199,591)            570,320
      Preferred dividends paid                                               (450,035)            (57,206)
      Increase in prepaid expenses and other                                  (20,554)            (56,746)
      Other                                                                         -              51,589
                                                                      -----------------  -----------------
      Net cash provided by financing activities                               314,394           4,518,521
                                                                      -----------------  -----------------

Net increase (decrease) in cash                                               (297,898)           351,551
Cash and cash equivalents - beginning                                          383,701             32,150
                                                                      -----------------  -----------------
Cash and cash equivalents - ending                                         $    85,803        $   383,701
                                                                      =================  =================


                                                        DIVERSIFIED SENIOR SERVICES, INC.
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                  Increase (Decrease) in Cash and Cash Equivalents

                                                                      (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                            2000                 1999
                                                                     -------------------  -------------------
Cash payments for interest                                                $    72,407         $     6,959
                                                                     ===================  ===================


SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation incurred to lease fixed asset                   $        -          $    27,000
                                                                     ===================  ===================

Preferred dividends payable                                              $    197,481         $    242,735
                                                                     ===================  ===================


                        DIVERSIFIED SENIOR SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Diversified Senior Services, Inc. ("Diversified"), a North Carolina corporation, is a public company traded on the Nasdaq Small Cap market. Diversified focuses on the development, acquisition and management of apartments, independent living apartments with services, and assisted living residences for low and moderate-income seniors. The development, acquisition and management services are performed for both related and unrelated third party property owners. Diversified currently operates in the Midatlantic and Southeast sections of the country. It was founded as a wholly owned subsidiary of Taylor House Enterprises, Limited ("Taylor House") on May 17, 1996. The officers of Diversified own the stock of Taylor House. On January 14, 1998, Diversified completed its initial public offering when it issued 1,500,000 shares of common stock.

The following significant accounting policies have been followed in the preparation of Diversified's consolidated financial statements.

CONSOLIDATION

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Diversified and its wholly owned subsidiaries, Residential Properties Management, Inc. ("RPM"), DSS Funding, Inc. ("DSSF") and Diversified Senior Services of Virginia, Inc. ("DSSVA"). All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     For purposes of the statement of cash flows, Diversified considers all highly liquid investments purchased within three months of maturity to be cash equivalents.

     At December 31, 2000, cash on deposit at one financial institution exceeded the $100,000 federally insured limit by approximately $76,000. The reconciled book balance of such cash on deposit was approximately $65,000 at December 31, 2000.

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

                        DIVERSIFIED SENIOR SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

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

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
- -------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE - AFFILIATES

     Accounts receivable-affiliates consist primarily of management fees, reimbursable administrative costs, and advances due from entities affiliated through common ownership. The accounts receivable are classified as long-term assets when Diversified expects to realize amounts later than one year from its current fiscal year end.

ACCOUNTS AND INTEREST RECEIVABLE - PROPERTIES

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

NOTES RECEIVABLE - PROPERTIES

     Notes receivable-properties consist of loans to independent owners of assisted living facilities for closing costs associated with the obtaining of permanent financing for the purchase of the facilities. The notes range in length from 9 to 40 years with restrictions on certain payments of principal and interest as defined in the individual note agreements. The restrictions consist mainly of the owners' satisfaction of primary debt obligations relating to the purchase of the facilities prior to the payment of principal and interest to Diversified. Except for properties financed by FHA insured loans, Diversified's secondary security interests in the facilities secure the notes receivable. Notes receivable principal balances due within one year of Diversified's current fiscal year end are classified as current assets.

DEVELOPMENT COSTS

     Development costs are capitalized expenses incurred during the development of facilities. The facilities are developed for third party owners and the development costs are reimbursed based upon the terms of the development agreements and/or financing arrangements. Costs for abandoned sites are written off when the sites are considered not feasible.

     In the first quarter of 1999, Diversified changed its method of accounting for salaries and administrative and other expenses (collectively "items") of certain company employees directly involved in the development of new facilities. The change involved expensing the items as incurred rather than capitalizing the items as development costs.

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



NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
- -------------------------------------------------------------------------------

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

     The Series A preferred stock is nonvoting, is subordinate to the common stock for payment of dividends, has a stated liquidation value of $5 per share which is subordinate to a preferred distribution to holders of common stock equal to $10 per share, may be converted to common stock at $6 per common share after September 30, 1999 and is not redeemable at the option of the holder. Attributes or preferences have not been established for the remaining unissued stock.

     Diversified issued a total of 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value and a stated value of $2,000 per share during the second, third and fourth quarters of 1999. Diversified realized net proceeds of $4,022,138 from the preferred stock issuance. The preferred stock pays a 12% dividend semiannually and has a liquidation preference superior to all common and preferred stock currently issued and outstanding. The preferred stock may be converted to common stock at $4 per common share through January 2000, and the lesser of $4 per common share or the lowest market price on the day prior to conversion after January 2000.

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
- -------------------------------------------------------------------------------

     Effective March 22, 2001, the preferred stock's Securities Purchase Agreement was amended (1) to allow Diversified to obtain additional financing subject to preferential rights of preferred shareholders as to loan proceeds for redemption of preferred shares, (2) to allow Diversified's common shares to be listed or quoted on the major trading exchanges other than the Nasdaq SmallCap Market, (3) to specify that the non-declaration and non-payment of preferred dividends on January 1, 2001 is not considered an event of default, and (4) to guarantee Diversified that preferred shareholders will accept redemption of their shares by Diversified for $2,000 per plus accumulated dividends share within six months of the amendment date.

STOCK OPTIONS

     Diversified has adopted APB Opinion No. 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The difference between the option price and the price of the stock at the date of the grant is recorded as compensation expense.

RECLASSIFICATIONS

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.



NOTE 2:  RELATED PARTY TRANSACTIONS

Diversified is developing properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. The owner of certain of the properties during development is Taylor House, Diversified's majority stockholder. Taylor House intends to sell the properties to third party owners after permanent financing is arranged. At December 31, 2000, development fees of $1,887,222 and reimbursable development costs of $1,967,489 are due to Diversified from properties owned by Taylor House. At December 31, 2000, Diversified is the guarantor for $3,617,118 outstanding Taylor House loans for two 30-unit properties. The total commitment for these properties is $4,300,000.

From time to time, Diversified advances to or borrows funds from Taylor House or other related entities. The following schedule summarizes the related party transactions for the years ended December 31, 2000 and 1999:


                                                             Due from              Due (to) from
                                                             Affiliated            Taylor House &
                                                             Partnerships          Subsidiaries                        Total
                                                             --------------        ----------------                    -------
Amounts due (to) from affiliates at January 1, 1999:         $   233,616             $ 2,859,709                   $ 3,093,325
    Computer equipment lease
       payment due to Taylor House                                  -                     (6,011)                       (6,011)
    Rent due to Taylor House                                        -                    (10,800)                      (10,800)
    Management fees due from affiliates                             -                     39,362                        39,362
    Development fees and costs due
       from properties currently held by Taylor House               -                  2,321,951                     2,321,951
    Interest receivable from affiliated properties                  -                    211,829                       211,829
    Advances due from affiliate                                     -                    249,178                       249,178
    Repayments to Taylor House                                      -                    347,800                       347,800
    Advances from Taylor House                                      -                 (1,184,583)                   (1,184,583)
                                                               -----------           -------------                  ------------
    Balance, December 31, 1999                                   233,616               4,828,435                     5,062,051



NOTE 2:  RELATED PARTY TRANSACTIONS - CONTINUED

                                                             Due from              Due (to) from
                                                             Affiliated            Taylor House &
                                                             Partnerships          Subsidiaries                        Total
                                                             --------------        ----------------                    -------
Management fees due from affiliates                                -                      18,753                       18,753
    Development fees and costs due
       from properties currently held by Taylor  House             -                  (1,013,014)                   (1,013,014)
    Interest receivable from affiliated properties                 -                      98,486                        98,486
    Advances due from affiliate                                    -                      45,268                        45,268
    Write off advances to affiliate                                -                    (536,648)                     (536,648)
    Repayments to Taylor House                                     -                     172,294                       172,294
    Advances from Taylor House                                     -                     (17,970)                      (17,970)
                                                               -----------           -------------                  ------------

    Balance, December 31, 2000                              $   233,616              $ 3,595,604                  $  3,829,220
                                                             ===========              ===========                  ============



Included in the accompanying balance sheets under the following captions:
                                                                               2000                   1999
                                                                               ----                   ----
     Development fees and costs due from affiliates (current asset)      $      -               $ 1,235,650
     Development fees and costs due from affiliates (long-term asset)     4,181,527               3,917,140
     Accounts receivable-affiliates (long-term asset)                       253,616                 669,507
     Accounts payable-affiliates (long-term liability)                     (605,923)               (760,246)
                                                                          ----------              ----------
                                                                         $3,829,220             $ 5,062,051
                                                                         =============          =============



Diversified earned interest of $283,179 and $251,829 for the years ended December 31, 2000 and 1999, respectively, on development fees and costs due from affiliates. Interest receivable of $310,316 and $211,829, net of allowances, is included in Development fees and costs due from affiliates (long-term asset) at December 31, 2000 and 1999, respectively.

Diversified set up an allowance of $250,000 for advances of development costs made to an affiliate for the year ended December 31, 2000. This allowance is included in Development fees and costs due from affiliates at December 31, 2000.

In management's opinion, net amounts due from affiliated partnerships are collectible, but will not be realized until such time as the properties are sold and the certain partnerships terminate.

Diversified earned income from a wholly owned subsidiary of Taylor House. Diversified managed partnerships, whose general partner is Diversified's chief executive officer and a beneficial shareholder of Taylor House. Revenues from these affiliates for the years ended December 31, 2000 and 1999 are as follows:


                                                                         2000                         1999
                                                                         ----                         ----
     Management fees                                              $      365,053               $     345,937
     Reimbursement fees                                                1,094,975                     962,830
                                                                   -------------                ------------
                                                                  $    1,460,028               $   1,308,767
                                                                  ==============               =============

Effective February 28, 2001, Diversified discontinued the management of the South Boston, Virginia property, owned by a Taylor House subsidiary. In connection with the termination of the management, Diversified wrote off $536,648 in advances made to the affiliate and $38,010 in interest receivable.

At December 31, 2000 and 1999, accrued management fees and reimbursement fees are included in Accounts receivable-trade and Accounts receivable-affiliates.



NOTE 3:  FURNITURE AND EQUIPMENT

Diversified has furniture and equipment as follows:


                                                                         2000                         1999
                                                                         ----                         ----
     Computer equipment                                           $      261,356               $     230,836
     Office furniture                                                     50,766                      52,005
                                                                  --------------               -------------
                                                                         312,122                     282,841
     Less accumulated depreciation                                       226,115                     169,989
                                                                  --------------               -------------
                                                                  $       86,007               $     112,852
                                                                  ==============               =============


Depreciation expense for the years ended December 31, 2000 and 1999 was $57,364 and $44,628, respectively.


NOTE 4:  NOTES RECEIVABLE

Notes receivable consisted of the following:


                                                                           2000                1999
                                                                          ------          ----------
    9% note receivable with interest
       payable semi-annually, due 2009                                 $   515,921      $   515,921
    7% note receivable, principal and interest due 2040                    574,133          574,133
    7% note receivable, principal and interest due 2040                    670,061          670,061
    10% note receivable with interest payable monthly, due 2010            453,499               -
    6.6% acquisition fee receivable, principal and interest
       due monthly, due 2007                                               470,500               -
    Prime based working capital line of credit, due 2001
       (10.5% at December 31, 2000)                                         68,312               -
                                                                       -----------      -----------
                                                                         2,752,426        1,760,115
    Less current portion                                                   (95,477)         (86,206)
                                                                       -----------      ------------

    Notes receivable-properties                                        $ 2,656,949      $ 1,673,909
                                                                       ===========      ===========


Interest receivable, related to the above notes receivable, was $182,857 and $63,523 for the years ended December 31, 2000 and 1999. $29,300 and $19,734 interest receivable is included in Interest receivable as a current asset for the years ended December 31, 2000 and 1999, respectively. $153,557 and $43,789 interest receivable on the notes receivable due 2040 is included in the accompanying balance sheet as a long-term asset for the respective years.

Maturities of the notes receivable for future years are as follows:

          2001                                              $      95,477
          2002                                                     93,540
          2003                                                    148,434
          2004                                                    148,434
          2005                                                    234,640
          later years                                           2,031,901
                                                            -------------
                                                            $   2,752,426


The notes receivable and interest due 2040 may be prepaid prior to maturity should the properties' owners prepay the primary mortgage obligation prior to 2040. Prepayments of principal and interest on the notes receivable may also be made by the properties' owners from surplus cash flows (as defined in the primary mortgage agreements between the owners and the lender) of the properties and with prior written approval of the lender.



NOTE 5:  NOTE PAYABLE

Diversified obtained a bank loan totaling $1,000,000 in April of 2000. The loan bears interest, payable monthly, at prime plus one and one-half percent (1.5%); eleven percent (11%) at December 31, 2000. Quarterly principal payments of $125,000 begin on July 15, 2001. All unpaid principal and interest is due on April 15, 2003. Certain accounts and notes receivable due from unrelated third parties totaling approximately $3,700,000 at December 31, 2000 have been pledged as collateral securing this loan. The loan is personally guaranteed by an officer of the company. Maturities of the note payable for future years are $250,000 in 2001, $500,000 in 2002 and $250,000 in 2003.



NOTE 6:  PREFERRED STOCK

During 1999, Diversified issued a total of 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share for net proceeds of $4,022,138. During 2000, preferred shareholders converted a total of 579 shares of the Preferred Stock into 954,584 common shares.

Diversified had preferred stock as follows:


                                                    DECEMBER 31, 2000                 DECEMBER 31, 1999
                                                   -------------------               -------------------
                                                SHARES            AMOUNT           SHARES            AMOUNT
                                              ---------     -------------        ---------     -------------
         Series A                               178,386     $     891,930          178,386     $     891,930
         Series B                                 1,646         2,976,454            2,225         4,022,138
                                                 ------     -------------           ------     -------------
                                                180,032     $   3,868,384          180,611     $   4,914,068
                                                =======     =============          =======     =============


NOTE 7:  INVESTMENTS

During 1999, Diversified purchased a $500,000 certificate of deposit. The certificate of deposit earned $12,104 interest during 1999. Effective March 22, 2000, $250,000 was withdrawn and transferred into a new certificate of deposit with a current interest rate of 4.89%, maturing July 27, 2001. The interest earned on the certificate of deposit during 2000 was $17,970. At December 31, 2000 and 1999, $250,000 is included in Other Assets. The certificate of deposit is pledged as collateral for a $500,000 letter of credit issued by a bank (See
Note 12).

For the year ended December 31, 1999, proceeds from sales of Diversified's investments were $2,883,359, resulting in gains of $34,279 and realized losses of $85,987. These gains and losses are reflected in other income in the financial statements. There were no sales of similar investments in 2000.


NOTE 8:  INVESTMENT IN BONDS

Investment in bonds consist of $150,000 Housing Authority of the City of Goldsboro Senior Lien Revenue Bonds and $150,000 Town of Mocksville Senior Lien Revenue Bonds. The bonds were issued to finance the costs associated with the development and purchase of the Goldsboro and Mocksville assisted living facilities in North Carolina by third party owners. The bonds bear interest at 7.25% per year and are due February 1, 2029, subject to mandatory, extraordinary and optional redemption provisions of the Master Trust Indenture for the two bond issues. The facilities were developed and are managed by Diversified. Diversified has subordinated its receipt of principal and interest under a subordination agreement dated February 1, 1999 so that such debt service shall be payable only from funds available for subordinate obligations after satisfaction of debt obligations by the property owners under the Master Trust Indenture. $9,062 of interest receivable at December 31, 2000 and 1999 was collected by Diversified in February 2001 and March 2000, respectively. Diversified has secondary security interests in the facilities under provisions of the Master Trust Indenture. The bonds are classified as held-to-maturity.


NOTE 9:  SAVINGS INCENTIVE PLAN

Diversified participates in a defined contribution savings incentive plan covering substantially all of its full-time employees. On January 1, 1996, the plan was amended to cover substantially all employees of the controlled group of companies owned by Taylor House. Diversified's contributions to the plan for the years ended December 31, 2000 and 1999 were $28,371 and $35,237, respectively, representing a 50% matching contribution for participant contributions up to the first 5% of compensation.

NOTE 10:  STOCK INCENTIVE PLAN

Effective January 1, 1997, the Directors and shareholder adopted Diversified's 1997 Stock Incentive Plan for 500,000 shares of common stock, which authorizes the Board (or future committee) to issue stock options, stock appreciation rights, restricted stock and deferred stock subject to the Plan and such other terms as set by the board. Diversified granted 47,000 stock options to certain employees at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. All the warrants were issued to third parties for services rendered. At December 31, 2000 and 1999, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting. Options and warrants granted are as follows:


                    Range of                   Share               Weighted Average           Remaining Life
                 Exercise Price             Outstanding             Exercise Price               (Months)
                 --------------             -----------            ----------------             ----------
Options:
                $4.75 - $5.225                47,000                    $4.91                        26
Warrants:
                $6.00 - $9.00                 45,000                     5.93                        31
                $6.75                         50,000                     6.75                        32
                                              ------                     ----                        --
                                             142,000                    $5.88                        30
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

NOTE 11:  PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the years ended December 31, 2000 and 1999:


                                                                       12/31/00                     12/31/99
                                                                       --------                     --------
Current taxes payable (refundable):
     State                                                        $        5,000               $      29,000
     Utilization of operating loss carryforward                           (5,000)                    (29,000)
                                                                  ---------------              --------------
                                                                            - __                          -
                                                                  --------------               -------------
Deferred tax expense (benefit):
     Deferred compensation                                               (88,400)                    (17,700)
     Start up costs                                                       16,500                       4,400
     Deferred loan costs                                                  11,200                          -
     Deferred revenues                                                   202,600                     135,000
     Allowance for doubtful accounts                                     (71,400)                    (13,600)
     Capitalized personnel expenses                                       38,200                     (91,500)
     Generation of state loss carryforwards                             (104,900)                     (9,100)
     Generation of federal loss carryforward                            (446,800)                         -
     Utilization of state loss carryforward                                   -                       24,500
     Utilization of federal loss carryforward                                 -                      187,800
     All other changes                                                      (600)                      1,600
     Increase  (decrease) in valuation allowance                         193,600                    (221,400)
                                                                  --------------               --------------
                                                                        (250,000)                         -
                                                                  ---------------              -------------
Income tax benefit                                                $     (250,000)              $          -
                                                                  ===============              =============

The actual income tax benefit attributable to income (loss) from continuing operations for the years ended December 31, 2000 and 1999 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent due to the following:


                                                                       12/31/00                     12/31/99
                                                                       --------                     --------
Computed "expected" tax expense (benefit)                         $     (314,700)              $     126,900
Temporary differences related to deferred compensation                    88,400                      17,700
Temporary differences related to depreciation and amortization           (16,500)                     (4,400)
Allowance for doubtful accounts                                           71,400                      13,600
Deferred revenues                                                       (202,600)                   (135,000)
Capitalized personnel costs                                              (38,200)                     91,500
All other changes                                                        (34,500)                    (26,800)
Increase (decrease) in valuation allowance                               196,700                     (83,500)
                                                                  --------------               --------------
Income tax expense (benefit)                                      $     (250,000)              $          -
                                                                  ===============              =============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of Diversified's deferred income tax assets are as follows:


                                                                       12/31/00                     12/31/99
                                                                       --------                     --------
Deferred tax assets (liabilities):
      Deferred compensation                                       $      171,300               $      82,900
      Receivables reserve                                                 85,000                      13,600
      Deferred revenues                                                 (337,600)                   (135,000)
      Capitalized personnel costs                                         53,300                      91,500
      State operating loss carryforwards                                 235,700                     116,200
      Federal operating loss carryforward                                541,700                      94,900
      All others                                                             200                      26,100
                                                                  --------------               -------------
                                                                         749,600                     290,200
      Valuation allowance                                               (499,600)                   (290,200)
                                                                  ---------------              --------------
Net deferred tax asset                                            $      250,000               $          -
                                                                  ==============               =============


NOTE 11:  PROVISION FOR INCOME TAXES - CONTINUED

From May 17, 1996 (Date of Inception) through January 13, 1998, Diversified was included in the consolidated federal return of Taylor House; therefore, loss carryforwards for federal purposes have been utilized. Effective January 14, 1998, Diversified and its subsidiaries file a consolidated federal return separate from Taylor House.

At December 31, 2000 Diversified and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:


                                                                    FEDERAL                  STATE

                                    2011                      $          -            $     236,360
                                    2012                                 -                  715,154
                                    2013                                 -                  552,209
                                    2014                                 -                  129,707
                                    2015                                 -                1,381,760
                                    2018                            279,195                      -
                                    2019                                 -                       -
                                    2020                          1,313,983                      -



NOTE 12:  COMMITMENTS AND CONTINGENCIES

Diversified has various operating leases for office space and equipment. Future minimum lease payments of $58,973 are as follows for the years ending December 31:

                                    2001                      $      27,891
                                    2002                      $      19,096
                                    2003                      $       4,747
                                    2004                      $       3,669
                                    2005                      $       3,570

Rent expense for the years ended December 31, 2000 and 1999 was $119,677 and $124,238, respectively.

RPM entered into a $418 month-to-month lease in May 1999 for office space in Raleigh, NC. The office space is located in an apartment property managed by RPM and owned by a partnership, whose general partner is Diversified's chief executive officer and a beneficial shareholder of Taylor House.

In April 1998, Diversified entered into an approximate $2,000 month-to-month lease with a non-related third party for DSSF office space in New York, New York.

On July 1, 1999, Diversified entered into a loan agreement with the owner of the Goldsboro and Mocksville assisted living facilities to provide up to $500,000 of working capital loans if required by the facilities to fund bond debt obligations and/or operating and maintenance expenses. Any borrowings by the owners bear interest at prime plus 1%. The loan agreement is irrevocable by Diversified and terminates the earlier of the date on which no bonds are outstanding, the loan is no longer required by the Master Trustee of the bond indenture, or Diversified's management agreements are terminated by the owners without cause by or default of Diversified. At December 31, 2000, $68,312 was borrowed under this agreement. (Also see Note 4).

In connection with the above-described loan agreement, Diversified obtained from a bank a $500,000 irrevocable letter of credit that expired July 27, 2000. The bank has renewed the letter of credit extending the expiration date to July 27, 2001.

Diversified is the guarantor for the Taylor House loans for the two 30-unit properties. These loans are due May 26, 2002, with a balloon payment due of approximately $4,300,000.



NOTE 13:  EARNINGS PER SHARE

The following is a reconciliation of net income (loss) per share - basic and diluted for the year ended December 31, 2000 and 1999:

                                                                       12/31/00                     12/31/99
                                                                       --------                     --------
     Net income (loss) available for common
         Shareholders - basic and diluted                         $     (1,080,377)            $      73,273
                                                                  =================            =============

     Weighted average shares outstanding - basic                         3,712,859                 3,301,400
     Additional shares issued assuming
         exercise of options                                                    -                     76,729
     Shares assumed repurchased                                                 -                    (54,804)
                                                                  ----------------             --------------
     Weighted average shares outstanding - diluted                       3,712,859                 3,323,325
                                                                  ================             =============


For the year ended December 31, 2000 and 1999, 368,729 and 142,000 options and warrants, respectively, and conversion of the Series B Cumulative Convertible Preferred Stock were not included since conversion would be anti-dilutive.


NOTE 14:  SUBSEQUENT EVENTS

As of March 23, 2001, a total of 36 shares of the Series B Cumulative Convertible Preferred Stock have been converted to 556,600 shares of common stock.

Effective March 22, 2001, the preferred stock's Securities Purchase Agreement was amended as described in Note 1.