Form 10QSB
period 2001-03-31
DIVERSIFIED SENIOR SERVICES INC
filed 2001-05-31
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No___

As of April 30, 2001, the Registrant had 4,752,520 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format Yes___ No   X

DIVERSIFIED SENIOR SERVICES, INC.

FORM 10-QSB

September 30, 2000

TABLE OF CONTENTS

Page

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets Consolidated Statements of Operations Statements of Changes In Shareholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	3 4 5 6 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

PART II: Item 6.	OTHER INFORMATION Exhibits and Reports on Form 8-K	20

SIGNATURE PAGE	21

                             DIVERSIFIED SENIOR SERVICES, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                         MARCH 31,        DECEMBER 31,
                                                                            2001             2000

      ASSETS
Current assets:
        Cash and cash equivalents                                         $ 11,016          $185,803
        Accounts receivable - trade                                        154,746           128,591
        Prepaid expenses and other                                          99,650            73,058
        Interest receivable                                                 23,425            38,362
        Notes receivable - properties                                       95,477            95,477
                                                                           384,314           421,291

Furniture and equipment, net                                                78,143            86,007
Development costs                                                          366,492           361,951
Development fees and costs due from affiliates                           4,319,163         4,181,527
Accounts receivable - affiliates                                           248,259           253,616
Accounts receivable - properties                                         1,162,980         1,241,804
Interest receivable                                                        186,668           153,557
Notes receivable - properties                                            2,691,040         2,656,949
Investment in bonds                                                        300,000           300,000
Deferred tax asset                                                         250,000           250,000
Other assets                                                               279,326           282,917
                                                                      $ 10,266,385      $ 10,189,619

             LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses                            $ 483,570         $ 284,333
        Commitments - affiliates with properties under construction         77,885            69,260
        Note payable - current portion                                     375,000           250,000
        Preferred dividends payable                                        294,054           197,481
                                                                         1,230,509           801,074

        Note payable                                                       625,000           750,000
        Accounts payable - affiliates                                      609,733           605,923
        Deferred salaries and bonuses                                      451,823           451,823
                                                                         2,917,065         2,608,820

              SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
        180,493 issued and outstanding at March 31,
        2001 and 180,114 at December 31, 2000                            4,703,010         3,868,384
Common stock, no par, authorized 100,000,000 shares;
        4,377,762 shares issued and outstanding at
        March 31, 2001 and 4,255,984 at December 31, 2000                6,530,304         7,364,930
Deemed distribution                                                     (1,335,790)       (1,335,790)
Preferred dividends                                                       (801,295)         (704,722)
Accumulated deficit                                                     (1,746,909)       (1,612,003)
                                                                         7,349,320         7,580,799
                                                                      $ 10,266,385      $ 10,189,619

                             DIVERSIFIED SENIOR SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

   (Unaudited)

                                                             THREE MONTHS         THREE MONTHS
                                                                ENDED                ENDED
                                                               MARCH 31,            MARCH 31,
                                                                  2001                2000
                                                         -------------------  -------------------

Income:
       Management fees                                            $ 362,441            $ 253,754
       Reimbursement income                                       1,275,265              675,209
       Development fees                                               9,500              593,350
       Other                                                         27,503                6,913
                                                         -------------------  -------------------
                                                                  1,674,709            1,529,226
                                                         -------------------  -------------------

Expenses:
       Personnel related                                          1,650,711            1,073,252
       Administrative and other                                     189,022              203,733
       Depreciation and amortization                                 16,196               13,316
                                                         -------------------  -------------------
                                                                  1,855,929            1,290,301
                                                         -------------------  -------------------

Operating income (loss)                                            (181,220)             238,925
Other income (expenses):
       Interest and other income                                     71,661              121,088
       Interest and other expense                                   (25,347)              (8,433)
                                                         -------------------  -------------------

Net income (loss)                                                  (134,906)             351,580

Preferred stock dividends                                            96,573              103,366
                                                         -------------------  -------------------
Net income (loss) available for common shareholders              $ (231,479)           $ 248,214
                                                         ===================  ===================

Per share data:
       Net income (loss) per share - basic and diluted              $ (0.05)              $ 0.07
                                                         ===================  ===================
       Weighted average shares outstanding - basic                4,599,439            3,443,866
                                                         ===================  ===================
       Weighted average shares outstanding - diluted              4,599,439            3,458,382
                                                         ===================  ===================

                                       DIVERSIFIED SENIOR SERVICES, INC.
                               STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                (Unaudited)

                PREFERRED   COMMON    PREFERRED    COMMON        DEEMED       PREFERRED  ACCUMULATED
                 SHARES     SHARES      STOCK       STOCK      DISTRIBUTION   DIVIDENDS    DEFICIT       TOTAL
                ---------   ------    ----------  -----------  ------------- ----------- ------------ --------------
Balance,
 January 1,
 2000            180,611   3,301,400  $ 4,914,068 $ 6,319,246  $(1,335,790)  $ (299,941) $ (936,407)  $ 8,661,176
Conversion
 of preferred
 stock              (497)    442,222     (897,992)    897,992            -                                      -
Preferred
 dividends                                                                     (103,366)                 (103,366)
Net income
 for the
 three
 months
 ended
 March 31,
 2000                  -           -            -           -            -            -     351,580       351,580
                 -------   ---------  ----------- -----------  -----------   ----------  ----------  ------------
Balance,
 March 31,
 2000            180,114   3,743,622  $ 4,016,076 $ 7,217,238  $(1,335,790)  $(403,307)  $ (584,827)  $ 8,909,390
                 =======   =========  =========== ===========  ===========   =========   ==========   ===========

Balance,
 January 1,
 2001            180,032   4,255,984  $3,868,384  $ 7,364,930  $(1,335,790)  $(704,722)  $(1,612,003) $ 7,580,799
Conversion
 of preferred
 stock               (36)    564,000     (65,217)      65,217                                                   -
Exchange
 of common
 for preferred       497    (442,222)    899,843     (899,843)                                                  -
Preferred
 dividends                                                                     (96,573)                   (96,573)
Net loss
 for the
 three months
 ended March
 31, 2001                                                                                   (134,906)    (134,906)
                 -------   ---------  ----------- -----------  -----------   ----------  ----------  ------------
Balance,
 March 31,
 2001            180,493   4,377,762  $ 4,703,010 $ 6,530,304  $(1,335,790)  $(801,295)  $(1,746,909) $ 7,349,320
                 =======   =========  =========== ===========  ===========   =========   ==========   ===========

                                       DIVERSIFIED SENIOR SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Unaudited)

                                Increase (Decrease) in Cash and Cash Equivalents

                                                                           THREE MONTHS         THREE MONTHS
                                                                              ENDED                ENDED
                                                                            MARCH 31,            MARCH 31,
                                                                               2001                 2000
                                                                          -----------------  -------------------

Operating activities:
Net income (loss)                                                            $ (134,906)           $ 351,580
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
       Depreciation and amortization                                             16,196               13,316
       Allowance for uncollectible accounts receivable                                -                5,000
       Changes in operating assets and liabilities:
           Accounts receivable - trade                                          (26,155)               7,431
           Prepaid expenses and other                                           (26,592)             (20,861)
           Accounts receivable - affiliates                                     (15,752)               1,503
           Interest receivable                                                  (18,174)              (4,902)
           Accounts receivable - properties                                     (97,366)            (221,270)
           Accounts payable - trade                                             199,834               53,799
           Interest payable                                                        (597)                   -
                                                                          --------------      ---------------
                 Total adjustments                                               31,394             (165,984)
                                                                          --------------      ---------------
       Net cash provided (used) by operating activities                        (103,512)             185,596
                                                                          --------------      ---------------

Investing activities:
       Purchases of furniture and equipment                                      (4,741)              (1,865)
       Development costs reimbursed (paid)                                       (4,541)             166,887
       Advances to properties in exchange for notes receivable                  (34,091)            (527,720)
       Advances to affiliate for properties in development,
             net of repayments                                                 (115,419)             842,753
       Advances to and investment in properties                                 176,190             (238,579)
       Other                                                                      8,625               (1,121)
                                                                          --------------      ---------------
       Net cash provided by investing activities                                 26,023              240,355
                                                                          --------------      ---------------

Financing activities:
       Advances to (repayments) from affiliates                                   2,702             (208,874)
       Preferred dividends paid                                                       -             (242,735)
       Increase in prepaid expenses and other                                         -              (22,824)
                                                                          --------------      ---------------
       Net cash provided (used) by financing activities                           2,702             (474,433)
                                                                          --------------      ---------------

Net decrease in cash                                                            (74,787)             (48,482)
Cash and cash equivalents - beginning                                            85,803              383,701
                                                                          --------------      ---------------
Cash and cash equivalents - ending                                             $ 11,016            $ 335,219
                                                                          ==============      ===============

                                          DIVERSIFIED SENIOR SERVICES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                                  (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      2001                 2000
                                                              -------------------  -------------------

Cash payments for interest                                         $ 25,944              $ 8,433
                                                              ===================  ===================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Preferred dividends declared and accrued                           $ 96,573            $ 103,366
                                                               ===================  ===================

Conversion of preferred stock to common stock:
       Decrease in preferred stock                                $ (65,217)          $ (897,992)
       Increase in common stock                                      65,217           $  897,992
                                                               -------------------  -------------------
                                                                  $ -                  $ -
                                                               ===================  ===================

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001

NOTE 1: SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with Diversified's 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: ACCOUNTING POLICIES

Reclassifications

Certain items in the consolidated financial statements for 2000 have been reclassified to conform to the format presented in these consolidated financial statements.

NOTE 3: RELATED PARTY TRANSACTIONS

Diversified is developing properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. The owner of certain of the properties during development is Taylor House Enterprises, Limited ("Taylor House"), Diversified's majority stockholder. Taylor House intends to sell the properties to third party owners after permanent financing is arranged. At March 31, 2001 development fees of $1,889,722 and reimbursable development costs of $2,082,908 are due to Diversified from properties owned by Taylor House. At March 31, 2001, Diversified is the guarantor for $3,971,351outstanding Taylor House loans for two 30-unit properties. The total commitment for the properties is $4,300,000.

From time to time, Diversified advances to or borrows funds from Taylor House or other related entities. The following schedule summarizes the related party activities for the nine months ended March 31, 2001 and 2000.

                                                           Due from      Due (to) from
                                                          Affiliated    Taylor House &
                                                         PARTNERSHIPS    SUBSIDIARIES           TOTAL
                                                        --------------  --------------         -------

Amounts due (to) from affiliates at January 1, 2000:    $   233,616       $ 4,828,435      $ 5,062,051
    Computer equipment lease payment
       due to Taylor House                                       -             (1,503)          (1,503)
    Management fees due from affiliates                                         7,669            7,669
    Development fees and costs due from properties
       currently held  by Taylor House                                     (1,055,586)      (1,055,586)
    Interest receivable from affiliated properties                             48,241           48,241
    Advances due from affiliate                                                35,650           35,650
    Repayments to Taylor House                                                172,294          172,294
    Advances from Taylor House                                                 (6,739)          (6,739)
                                                        -----------       ------------     ------------
    Balance, March 31, 2000                             $   233,616       $ 4,028,461      $ 4,262,077
                                                        ===========       ===========      ===========

NOTE 3: RELATED PARTY TRANSACTIONS (continued)

                                                           Due from      Due (to) from
                                                          Affiliated    Taylor House &
                                                         PARTNERSHIPS    SUBSIDIARIES           TOTAL
                                                        --------------  --------------         -------

Amounts due from affiliates at January 1, 2001:         $   233,616       $ 3,595,604      $ 3,829,220
    Management fees due from affiliates                                         2,534            2,534
    Development fees and costs due from properties
       currently held by Taylor House                            -            117,919          117,919
    Interest receivable from affiliated properties               -             10,718           10,718
       Advances due from affiliate                                              1,108            1,108
    Advances from Taylor House                                   -             (3,810)          (3,810)
                                                        -----------       -----------      -----------
    Balance, March 31, 2001                             $   233,616       $ 3,724,073      $ 3,957,689
                                                        ===========       ===========      ===========

Included in the accompanying balance sheets under the following captions:
                                                                             March 31,            December 31,
                                                                               2001                   2000
                                                                              ------                 ------

     Development fees and costs due from affiliates (long-term asset)        4,319,163             4,181,527
     Accounts receivable-affiliates (long-term asset)                          248,259               253,616
     Accounts payable-affiliates (long-term liability)                        (609,733)             (605,923)
                                                                         -------------             ---------
                                                                         $   3,957,689         $   3,829,220
                                                                         =============         =============

Diversified earned interest of $10,718 and $78,862 for the three months ended March 31, 2001 and 2000, respectively, on development fees and costs due from affiliates. Interest receivable of $321,033 and $310,316 is included in development fees and costs due from affiliates at March 31, 2001and December 31, 2000, respectively.

Development fees and costs due from affiliates includes an allowance of $250,000 for advances of development costs made to an affiliate.

In management's opinion, net amounts due from affiliated partnerships are collectible, but will not be realized until such time as the properties are sold and the certain partnerships terminate.

Diversified earned income from a wholly owned subsidiary of Taylor House. Diversified managed partnerships, whose general partner is Diversified's chief executive officer and a beneficial shareholder of Taylor House. Revenues from these affiliates for the three months ended March 31, 2001 and 2000 are as follows:

                                              2001              2000
                                             ------            ------

         Management fees                  $    93,232      $    89,747
         Reimbursement fees                   289,482          277,975
         Development fees                       2,500          122,850
                                          -----------      -----------
                                          $   385,214      $   490,572
                                          ===========      ===========

Effective February 28, 2001, Diversified discontinued the management of the South Boston, Virginia property, owed by a Taylor House subsidiary.

At March 31, 2001 and 2000, uncollected management fees and reimbursement fees are included in accounts receivable-trade and accounts receivable-affiliates.

NOTE 4: FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                                   March 31,       December 31,
                                                     2001              2000
                                                    ------            ------

         Computer equipment                      $   179,742      $   261,356
         Office furniture                             15,115           50,766
                                                 -----------      -----------
                                                     194,857          312,122
       Less accumulated depreciation                (116,714)        (226,115)
                                                 ------------     ------------
                                                 $    78,143      $    86,007
                                                 ===========      ===========

Depreciation expense for the three months ended March 31, 2001 and 2000 was $12,605 and $13,316.

NOTE 5: NOTES RECEIVABLE

Notes receivable consisted of the following:

                                                                         March 31,       December 31,
                                                                           2001                2000
                                                                          ------          ----------
    9% note receivable with interest
       payable semi-annually, due 2009                                 $   515,921      $   515,921
    7% note receivable, principal and interest due 2040                    574,133          574,133
    7% note receivable, principal and interest due 2040                    670,061          670,061
    10% note receivable with interest payable
       monthly, due 2010                                                   453,499          453,499
    6.6% acquisition fee receivable, principal and interest
       due monthly, due 2007                                               470,500          470,500
        Prime based working capital line of credit, due 2001
          (9% at March 31, 2001)                                           102,403           68,312
                                                                       -----------      ------------
                                                                         2,786,517        2,752,426
    Less current portion                                                   (95,477)         (95,477)
                                                                       -----------      ------------

    Notes receivable-properties                                        $ 2,691,040      $ 2,656,949
                                                                       ===========      ===========

Interest receivable, related to the above notes receivable was $206,469 and $182,857 at March 31, 2001 and December 31, 2000, respectively. $19,801 and $29,300 interest receivable is included in interest receivable as a current asset at March 31, 2001 and December 31, 2000, respectively. $186,668 and $153,557 interest receivable on the notes receivable due 2040 is included as a long-term asset for the respective years.

Maturities of the notes receivable for future years ending December 31 are as follows:

           Current year                        $      95,477
           2002                                      127,631
           2003                                      148,434
           2004                                      148,434
           2005                                      234,640
           2006                                      234,640
           later years                             1,797,261
                                               -------------
                                               $   2,786,517
                                               =============

NOTE 5: NOTES RECEIVABLE - continued

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

NOTE 6: NOTE PAYABLE

Diversified obtained a bank loan totaling $1,000,000 in April of 2000. The loan bears interest, payable monthly, at prime plus one and one-half percent (1.5%); nine and one-half percent (9.5%) at March 31, 2001. Quarterly principal payments of $125,000 begin on July 15, 2001. All unpaid principal and interest is due on April 15, 2003. Certain accounts and notes receivable due from unrelated third parties totaling approximately $3,700,000 at March 31, 2001 have been pledged as collateral securing this loan. The loan is personally guaranteed by an officer of the company. Maturities of the note payable for future years are $250,000 in 2001, $500,000 is 2002 and $250,000 in 2003.

NOTE 7: CONVERSION OF PREFERRED STOCK

During the first quarter of 2001, preferred shareholders converted a total of 36 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The preferred shares were converted to a total of 564,000 common shares.

On March 22, 2001, the company agreed to exchange 442,222 shares of common stock held by certain holders of Series B Preferred Stock for 497.5 shares of Series B Preferred Stock. Of those shares of common stock, 20,000 had been issued in connection with conversions of Series B Preferred Stock on February 25, 2000 at a conversion price of $2.25 and 422,222 had been issued in connection with conversions of Series B Preferred Stock on March 3, 2000 at a conversion price of $2.25. The net effect of this exchange will be to decrease the number of our outstanding shares of common stock by 442,222 shares and increase the number of our outstanding shares of Series B Preferred Stock by 497.5.

The Company had preferred stock as follows:

                                    MARCH 31, 2001                   DECEMBER 31, 2000
                                  ----------------                 -------------------
                              SHARES            AMOUNT           SHARES            AMOUNT
                             --------     -------------        ---------     -------------
         Series A             178,386     $     891,930          178,386     $     891,930
         Series B               2,107         3,811,080            1,646         2,976,454
                               ------     -------------           ------     -------------
                              180,493     $   4,703,010          180,032     $   3,868,384
                              =======     =============          =======     =============

NOTE 8: PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the three months ended March 31, 2001 and 2000:

                                                              3/31/01             3/31/00
                                                              -------             --------
Current taxes payable (refundable):
     Federal                                             $           -       $     125,200
     State                                                        1,400             30,500
     Utilization of operating loss carryforwards                 (1,400)          (155,700)
                                                         ---------------     --------------
                                                                     -                  -
                                                         --------------      -------------
Deferred tax expense (benefit):
     Deferred compensation                                      (17,700)           (35,400)
     Start up costs                                               1,600              3,100
     Deferred loan costs                                         (1,200)                -
     Deferred revenues                                           13,200                 -
     Generation of state loss carryforwards                     (12,800)            (9,600)
     Generation of federal loss carryforward                    (48,100)                -
     Utilization of loss carryforwards                               -             155,700
     All other changes                                           19,300             19,100
     Increase (decrease) in valuation allowance                  45,700           (132,900)
                                                         --------------      --------------
                                                                     -                  -
                                                         --------------      -------------

Income tax benefit                                       $           -       $          -
                                                         ==============      =============

The actual income tax expense attributable to income from continuing operations for the three months ended March 31, 2001 and 2000 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                        3/31/01            3/31/00
                                                                        -------            -------

Computed "expected" tax expense                                   $      (45,900)    $     119,500
Temporary differences related to deferred compensation                    17,700            35,400
Temporary differences related to depreciation and amortization            (1,600)           (4,300)
Deferred revenues                                                        (13,200)               -
All other changes                                                         (2,700)          (17,700)

Income (decrease) in valuation allowance                                  45,700          (132,900)
                                                                  --------------     --------------

Income tax expense (benefit)                                      $           -      $          -
                                                                  ==============     =============

NOTE 8: PROVISION FOR INCOME TAXES - continued

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consists of:

                                                    03/31/01               03/31/00
                                                    --------               ---------
Deferred tax asset (liabilities):
     Deferred compensation                     $      171,300         $     132,300
     Receivables reserve                               85,000                    -
     Deferred revenues                               (350,800)             (162,500)
     Capitalized personnel costs                       53,300                    -
     State operating loss carryforwards               246,900               129,900
     Federal operating loss carryforward              589,800                64,000
     All others                                          (200)               30,600
                                               ---------------        -------------
                                                      795,300               194,300
     Valuation allowance                             (545,300)             (194,300)
                                               ---------------        --------------

Net deferred tax asset                         $      250,000         $          -
                                               ==============         =============

At March 31, 2001 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities and if not previously utilized, expire as follows:

                                                         FEDERAL                  STATE
                                                         -------                  -----

                  2011                             $        -                  $ 216,156
                  2012                                      -                    715,154
                  2013                                      -                    552,209
                  2014                                      -                    129,707
                  2015                                      -                  1,381,760
                  2018                                    279,195                   -
                  2019                                      -                       -
                  2020                                  1,734,654                   -

NOTE 9: EARNINGS PER SHARE

The following is a reconciliation of net income (loss) per share - basic and diluted for the three months ended March 31, 2001 and 2000:

                                                                       03/31/01                     03/31/00
                                                                       --------                     --------

     Net income (loss) - basic and diluted                        $     (231,479)              $     248,214
                                                                  ===============              =============

     Weighted average shares outstanding - basic                       4,599,439                   3,443,866
     Additional shares issued assuming
         exercise of options                                                  -                       76,729
     Shares assumed repurchased                                               -                      (62,213)
                                                                  --------------               -------------
     Weighted average shares outstanding - diluted                     4,599,439                   3,458,382
                                                                  ==============               =============
For

the three months ended March 31, 2001 and 2000, 218,729 and 142,000 options and warrants, respectively, were not included since conversion would be anti-dilutive. Conversion of the remaining Series B Cumulative Convertible Preferred Stock in 2001 and 2000 also were not included.

NOTE 10: COMMITMENTS AND CONTINGENCIES

In 1999, Diversified entered into a loan agreement with the owner of the Goldsboro and Mocksville assisted living facilities to provide up to $500,000 in working capital as needed. Borrowings under this agreement bear interest at prime plus one percent (1%). At March 31, 2001, $102,403 was borrowed under this agreement. (Also see Note 5).

In connection with the above-described loan agreement, Diversified obtained from a bank a $500,000 irrevocable letter of credit that expired July 27, 2000. The bank renewed the letter of credit extending the expiration date to July 27, 2001. Diversified purchased a $500,000 certificate of deposit as collateral for the letter of credit initially, and in March 2000, the bank released $250,000 to Diversified. At March 31, 2001, there were no outstanding borrowings under the letter of credit, and the $250,000 certificate of deposit is included in Other Assets.

Diversified is the guarantor for up to $4,300,000 Taylor House loans for two 30-unit properties. Approximately $4,000,000 in Taylor House loans outstanding at March 31, 2001 are due with one balloon payment on May 26, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below should be read in conjunction with the Interim Consolidated Financial Statements of Diversified and Notes appearing elsewhere in this report and the Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

Overview

Diversified Senior Services, Inc., ("Diversified") formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited, ("Taylor House") began operations in July 1996. We manage apartments, primarily for seniors, and develop and manage assisted living properties and independent living properties for seniors. All properties target low and moderate income residents.

In July 1996 we acquired Residential Properties Management, Inc. ("RPM"), a wholly-owned subsidiary of Taylor House. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. On January 14, 1998, we completed our initial public offering. On February 16, 1998, we formed a wholly-owned subsidiary, DSS Funding, Inc. ("DSSF"), a North Carolina corporation, for the purpose of securing permanent financing for the properties which we develop or acquire for third party owners. On July 22, 1998, we formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. ("DSSVA"), a Virginia corporation, for the purpose of developing and managing properties in Virginia.

Diversified, RPM and DSSF are incorporated in North Carolina, and DSSVA is incorporated in Virginia and, as C corporations, file federal income tax returns as part of a consolidated group. Diversified, RPM, DSSF and DSSVA file separate state returns since state income tax regulations do not permit filing consolidated returns.

Our core business is managing apartments, independent living properties and assisted living properties. The following table shows the properties we are managing as of April 2001 by type of property. It includes the number of units and the occupancy at three different dates – June 30, 2000, December 31, 2000 and April 30, 2001.

CONTINUING PROPERTIES              6/30/00              12/31/00             4/30/01
                                UNITS   OCC %        UNITS   OCC %        UNITS   OCC %
Apartments
   Senior                        1122       98%       1122       97%       1124       96%
   Student (1)                    320       71%        320       94%        368       89%
   All others                     626       93%        626       94%        626       95%
                              --------              -------             --------
                                 2068                 2068                 2118
                              --------              -------             --------

Independent Living
   Rent-up                         30       -           60        8%         60       27%
                              --------              -------             --------

Assisted Living
   Stabilized                     248       94%        248        96%        248      94%
   Rent-Up                        -         -          180        41%        180      63%
   Blue Ridge                     -         -           -         -          503      80%
                              --------              -------
                                                                        --------
                                  248                  428                  931
                              --------
                                                    -------             --------
                                 2346                 2556                 3109
                              ========              =======             ========

(1) Occupancy of student apartments varies with the seasons.

We anticipate growth in income from a moderate increase in the number of residential units managed and from inflationary effects on rent and service fees. All personnel located at the residences are our employees, except Blue Ridge personnel. We are reimbursed by each property for the services of our site personnel. We anticipate moderate growth in reimbursement income because of increases in salaries of site personnel and an increase in the number of complexes under management.

In addition to managing, we develop assisted living properties and independent living properties for seniors. Our first two 60-unit assisted living facilities commenced operations in June and July 1999. On March 1, 2000 we began managing two 64 resident assisted living facilities located in Newport and Shelby, North Carolina. The occupancy of those four stabilized properties averages in the mid 90% and was 94% at April 30, 2001. We opened three more assisted living properties in the fall of 2000 that are now in the rent up state with occupancy at April 30, 2001 of 63%. On February 22, 2001, we began managing nine assisted living facilities, Blue Ridge, with 503 units, seven located in western North Carolina and two in southwestern Virginia. These properties have 80% occupancy at April 30, 2001.1We terminated management of the South Boston, Virginia facility, which we began managing in October 1998, effective February 28, 2001. Additionally, we control six sites approved under North Carolina's moratorium on new assisted living facilities.

We completed construction of two 30-unit independent living residences in March and November 2000. There are two sites ready to begin construction and an additional site we control, all of which have positive feasibility. All sites are in North Carolina.

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

Most of our operating expenses are related to the personnel directly performing the management services and the corporate management staff. Between 80% and 90% of our normal operating expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses such as travel, rent, telephone and office expenses that support the activities of the personnel. Since our inception, the operating staff increases have been due to the addition of properties under management. We expect that expenses associated with operating personnel will continue to increase significantly as we expand, but we do not expect to increase the corporate staff significantly during the next several years.

Results of Operations

Three Months Ended March 31, 2001 As Compared to the Three Months Ended March 31, 2000

Income

Total income increased $145,483 to $1,674,709 for the three months ended March 31, 2001 from $1,529,226 for the three months ended March 31, 2000. The increase was the net effect of increases in management fees and reimbursement income and a decrease in development fees.

Management Fees. Management fees increased $108,687 to $362,441 for the three months ended March 31, 2001 from $253,754 for the three months ended March 31, 2000. The increase was due primarily to management fees on the assisted living facilities we developed during 2000, the management, which began in March 1, 2000, of two 64 resident assisted living facilities located in Newport and Shelby, North Carolina and the management of nine assisted living facilities, discussed above, which began February 22, 2001. We expect growth in fee income as the developed assisted living and independent living properties are rented.

Reimbursement Income. Reimbursement income increased $600,056, to $1,275,265 for the three months ended March 31, 2001 from $675,209 for the three months ended March 31, 2000. The increase was the result of income received from the properties for personnel hired to manage the assisted living facilities developed by us in 2000 and the two 64 resident assisted living facilities mentioned above. The site personnel of the nine properties, which we began managing in February 2001,are not the company's employees; therefore, reimbursement income will not be recorded on these properties. We expect continued increases in reimbursement income as the number of properties under management increases.

________________________
1 We expect gross management fees from Blue Ridge at 80% occupancy of $75,000 per quarter.

Development Fees. Development fees decreased $583,850 to $9,500 for the three months ended March 31, 2001 from $593,350 for the three months ended March 31, 2000. The decrease is due to reduced development activities during the first three months of 2001, primarily a result of the lack of permanent financing sources. Development fee income is recognized on a percentage of completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences we are currently developing. We expect development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

Other Income. Other income increased $20,590 to $27,503 for the three months ended March 31, 2001 from $6,913 for the three months ended March 31, 2000. The increase is due to DSSF consulting fees. We expect other income to be immaterial in the future.

Operating Expenses

Operating expenses increased $565,628 to $1,855,929 for the three months ended March 31, 2001 from $1,290,301 for the three months ended March 31, 2000. The increase was the net effect of an increase in personnel related expenses and depreciation expense offset by a decrease in administrative expenses.

Personnel Related Expense. Personnel expense increased $577,459 to $1,650,711 for the three months ended March 31, 2001 from $1,073,252 for the three months ended March 31, 2000. The increase was the net effect of an increase in site related personnel expense of $591,719, offset by a decrease in corporate personnel expense. We expect minor increases in corporate personnel expense in future periods depending upon increases in management and development activity.

Administrative and Other Expenses. Administrative and other expenses decreased $14,711 to $189,022 for the three months ended March 31, 2001 from $203,733 for the three months ended March 31, 2000. The decrease was due primarily to a reduction in fees paid to professionals for corporate business. We expect increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate matters.

Other Income and Expenses. We earned $71,661 and $121,088 in interest income during the three months ended March 31, 2001 and 2000, respectively. The decrease is due to the decrease in interest on funds loaned to properties. We expect interest income in future periods to depend on the amount of funds loaned to the owners of properties being developed. Interest and other expenses were $25,347 for the three months ended March 31, 2001 compared to $8,433 for the same period of 2000. Interest expense increased since we obtained a three year loan from a bank in April of 2000.

Net Income (Loss). The net income (loss) decreased $486,486 to a loss of $134,906 for the three months ended March 31, 2001 from income of $351,580 for the three months ended March 31, 2000. The decrease was due to decreases in both operating income and interest income.

Preferred Stock Dividends. During 1999, we issued 2,225 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The Stock has a 12% dividend semiannually and has a liquidation preference superior to all stock, common or preferred, currently issued and outstanding. Preferred stock dividends were $96,573 for the three months ended March 31, 2001 compared to $103,366 for the three months ended March 31, 2000. The 2001 decrease in preferred stock dividends is due to the conversions of preferred shares into common shares during the quarter ended March 31, 2001.

Net Income (Loss) Available to Common Shareholders. The net income (loss) available to common shareholders decreased $479,693 or $.12 per share to a net loss of $231,479 or ($.05) for the three months ended March 31, 2001 from net income of $248,214 or $.07 per share for the three months ended March 31, 2000. The decrease was due to the net effect of a decrease in operating income and interest income offset by a decrease in preferred stock dividends. We expect to operate near break even until properties currently being rented reach stabilized occupancy.

Financial Condition

March 31, 2001 As Compared to December 31, 2000

We had current assets of $384,314 on March 31, 2001 and $421,291 on December 31, 2000. Accounts receivable–trade increased to $154,746 at March 31, 2001 compared to $128,591 at December 31, 2000. We expect receivables to increase as we increase management of apartment units and assisted living residences. Prepaid expenses and other increased from $73,058 at December 31, 2000 to $99,650 at March 31, 2001 due primarily to the payment of certain operating expenses during the three months ended March 31, 2001 that will be charged to expense as the related services are performed.

Development costs increased to $366,492 at March 31, 2001 from $361,951 at December 31, 2000. During the initial stages of development, we advance funds for, and capitalize certain development costs. When development fee income is recognized on a certain property, that property's associated development costs become receivable from either Taylor House, on a temporary basis, or from the permanent owner. Development costs are either recouped with the successful completion of a property or written off if a site is abandoned.

Development fees and costs due from properties currently held by Taylor House increased to $4,319,163 at March 31, 2001 from $4,181,527 at December 31, 2000. The increase reflects the ongoing development of properties and the related recognition of development fees by us as the properties near completion. Development fees and costs are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

We completed the permanent financing on four 60-unit facilities in June and July of 1999 and one 60-unit facility in February of 2000. As part of the transactions, the ownership of those facilities transferred from Taylor House to a third party, not-for-profit organization. As a result of the transfers of properties from Taylor House to third parties, receivables previously recorded in development fees and costs due from properties are reclassified to accounts receivable-properties and/or notes receivable-properties, as appropriate. At March 31, 2001, accounts receivables from properties were $1,162,980 as compared to $1,241,804 at December 31, 2000 and notes receivable-properties increased to $2,786,517 at March 31, 2001 from $2,752,426 at December 31, 2000.

Accounts receivable-affiliates decreased to $248,259 at March 31, 2001 from $253,616 at December 31, 2000. The decrease is due primarily to repayments made by an affiliate for operations at the Virginia facility, which we stopped managing February 28, 2001.

Accounts payable-affiliates increased to $609,733 at March 31, 2001 from $605,923 at December 31, 2000 due to advances by Taylor House associated with properties currently being developed.

Total liabilities increased $308,245 to $2,917,065 at March 31, 2001 from $2,608,820 at December 31, 2000 due primarily to increases in accounts payable and preferred dividends payable. The deferred salaries of $451,823 are payable at the discretion of the employees and more than likely will not be paid from cash.

Shareholders' equity decreased to $7,349,320 at March 31, 2001 from $7,580,799 at December 31, 2000. The decrease was the cumulative effect of the declaration of preferred dividends of $96,573 and the decrease in accumulated deficit due to the net loss of $134,906. During the first three months of 2001, 36 shares of Series B Cumulative Convertible Preferred Stock were converted to 564,000 shares of common stock and 442,222 shares of common stock were exchanged for 497.5 shares of preferred stock. The net effect was an increase of $834,626 in preferred stock and an decrease of $834,626 in common stock.

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

•

specify that we will not be deemed to be in default or otherwise subject to penalties if our common stock is delisted from the Nasdaq SmallCap Market, as long as we maintain a listing on the OTC Bulletin Board;

•

specify that the failure of the Company's Board of Directors to declare a dividend on the Series B Preferred Stock as of January 1, 2001 will not be deemed a default or otherwise subject us to penalties;

•

allow us to issue additional debt, equity or convertible securities if the net proceeds are first used to redeem the Series B Preferred Stock at its stated value plus accumulated but unpaid dividends through the date of redemption; and

•

specify that, until September 22, 2001, subject to our actually raising such additional funds, the holders of the Series B Preferred Stock agree to redeem their shares of Series B Preferred Stock at that amount.

In connection with the March 22, 2001 amendments, we agreed that we will exchange 442,222 shares of common stock held by certain holders of Series B Preferred Stock for 497.5 shares of Series B Preferred Stock. Of those shares of common stock, 20,000 had been issued in connection with conversions of Series B Preferred Stock on February 25, 2000 at a conversion price of $2.25 and 422,222 had been issued in connection with conversions of Series B Preferred Stock on March 3, 2000 at a conversion price of $2.25. The net effect of this exchange will be to decrease the number of our outstanding shares of common stock by 442,222 shares and increase the number of our outstanding shares of Series B Preferred Stock by 497.5. We originally designated 3,000 shares of preferred stock as 12% Series B Cumulative Convertible Preferred Stock. Giving effect to the exchange, we will have 277.5 shares of 12% Series B Cumulative Convertible Preferred Stock available for issuance.

As mentioned above, we obtained a $1 million, three year term loan from a bank during 2000 that will be repaid primarily from the collection of notes receivable-properties over the life of the loan. In the event that cash collected from the notes receivable is inadequate to timely repay quarterly installments on the note, we have arranged with a related party to provide interim funding for the quarterly installments. We anticipate that the collection of development fees and costs receivable, together with bank funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. We currently have several sources of potential funding and anticipate that liquidity demands will be met. However, there can be no assurance that we will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by us will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

Diversified is the guarantor on the construction and working capital loans for the properties owned by Taylor House

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

Certain Accounting Considerations

SFAS NO. 123

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. We adopted our Stock Incentive Plan effective January 1, 1997. During 1998, we granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. At March 31, 2001, a total of 142,000 stock options and warrants are outstanding, 1,400 common shares have been issued and 356,600 shares are available for granting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits None.

(b)	Reports on Form 8-K None.

__________

*  Filed herewith

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2001	DIVERSIFIED SENIOR SERVICES, INC. Registrant By: /s/ G. L. Clark, Jr. G. L. Clark, Jr. Executive Vice President and Chief Financial Officer