Form 10-Q
period 2001-06-30
DIVERSIFIED SENIOR SERVICES INC
filed 2001-08-14
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                       June 30, 2001

or

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No___

As of July 31, 2001, the Registrant had 4,902,520 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format Yes___ No |X|

DIVERSIFIED SENIOR SERVICES, INC.

FORM 10-QSB

TABLE OF CONTENTS

Page

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS CONSOLIDATED STATEMENTS OF OPERATIONS STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONSOLIDATED STATEMENTS OF CASH FLOWS NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	3 4 5 6 8

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

PART II -	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	21

SIGNATURE PAGE	22

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                              June 30, 2001           December 31, 2000
                                                              -------------           -----------------
          ASSETS
Current assets:
  Cash and cash equivalents                                      $  36,101             $    85,803
  Accounts receivable - trade                                      109,458                 128,591
  Prepaid expenses and other                                        86,691                  73,058
  Interest receivable                                               42,389                  38,362
  Notes receivable - properties                                    122,642                  95,477
                                                                   -------                  ------
                                                                   397,281                 421,291

Furniture and equipment, net                                       124,619                  86,007
Development costs                                                  205,927                 361,951
Development fees and costs due from affiliates                   3,735,558               4,181,527
Accounts receivable - affiliates                                   251,018                 253,616
Accounts receivable - properties                                 1,278,019               1,241,804
Interest receivable                                                197,105                 153,557
Notes receivable - properties                                    2,584,906               2,656,949
Investment in bonds                                                300,000                 300,000
Deferred tax asset                                                 250,000                 250,000
Other assets                                                       275,734                 282,917
                                                                   -------                 -------
                                                                $9,600,167             $10,189,619
                                                                ==========             ===========

          LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                           $521,842                $284,333
  Commitments - affiliates with properties under
  construction                                                      43,048                  69,260
  Note payable - current portion                                   508,737                 250,000
  Preferred dividends payable                                      423,278                 197,481
                                                                   -------                 -------
                                                                 1,496,905                 801,074
  Notes payable                                                    541,102                 750,000
  Accounts payable - affiliates                                    662,611                 605,923
  Deferred salaries and bonuses                                    451,823                 451,823
                                                                   -------                 -------
                                                                 3,152,441               2,608,820
                                                                 =========               =========

          SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
  180,489 issued and outstanding at June 30,
  2001 and 180,114 at December 31,2000                           4,695,256               3,868,384
Common stock, no par, authorized 100,000,000 shares;
  4,852,520 shares issued and outstanding at
  June 30, 2001 and 4,255,984 at December 31, 2000               6,538,058               7,364,930
Deemed distribution                                             (1,335,790)             (1,335,790)
Preferred dividends                                               (930,519)               (704,722)
Accumulated deficit                                             (2,519,279)             (1,612,003)
                                                                ----------              ----------
                                                                 6,447,726               7,580,799
                                                                 ---------               ---------
                                                                $9,600,167             $10,189,619
                                                                ==========             ===========

                    See accompanying notes and independent accountants' review report.

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                          Three Months      Three Months      Six Months      Six Months
                                             Ended             Ended            Ended           Ended
                                         June 30, 2001     June 30, 2000    June 30, 2001   June 30, 2000
                                         --------------    -------------    -------------   -------------
Income:
   Management Fees                        $     407,487      $   284,439      $   769,928     $   538,193
   Reimbursement Income                       1,171,597          998,334        2,446,862       1,673,543
   Development fees                               4,500          210,509           14,000         803,859
   Other                                          5,028           55,270           32,531          62,183
                                                  -----           ------           ------          ------
                                              1,588,612        1,548,552        3,263,321       3,077,778
                                              ---------        ---------        ---------       ---------

Expenses:
   Personnel related                          1,524,700        1,392,329        3,175,411       2,465,581
   Administrative and other                     172,216          253,355          361,238         457,088
   Write-Off of development and related         688,182                           688,182
    costs
   Depreciation and amortization                 19,468           14,039           35,664          27,355
                                                 ------           ------           ------          ------
                                              2,404,566        1,659,723        4,260,495       2,950,024
                                              ---------        ---------        ---------       ---------

Operating income (loss)                        (815,954)        (111,171)        (997,174)        127,754
Other income (expenses):
   Interest and other income                     69,695          115,678          141,356         236,766
   Interest and other expense                   (26,111)         (15,606)         (51,458)        (24,039)
                                                -------          -------          -------         -------

Net income (loss)                              (772,370)         (11,099)        (907,276)        340,481

Preferred stock dividends                       129,224          103,934          225,797         207,300
                                                -------          -------          -------         -------
Net income (loss) available for common
shareholders                              $    (901,594)     $  (115,033)     $(1,133,073)    $   133,181
                                           =============      ===========      ===========     ===========

Per share data:
   Net income (loss) per share - basic
     and diluted                          $        (0.19)    $      (0.03)    $     (0.24)    $      0.04
                                           =============      ===========      ===========     ===========
   Weighted average shares
     outstanding -  basic                      4,779,749        3,743,622        4,690,092      3,593,744
                                           =============      ===========      ===========     ===========
   Weighted average shares
     outsanding - diluted                      4,779,749        3,743,622        4,690,092      3,595,615
                                           =============      ===========      ===========     ===========
               See accompanying notes and independent accountants' review report.

DIVERSIFIED SENIOR SERVICES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2001 and 2000

(Unaudited)

                              Preferred     Common        Preferred      Common       Deemed
                              Shares        Shares        Stock          Stock        Distritbution
                              ---------     ------        ---------      ------       -------------

Balance, Janary 1, 2000        180,611      3,301,400     $4,914,068     $6,319,246    $(1,335,790)
Conversion of
  preferred stock                (497)        442,222       (897,992)       897,922         --
Preferred dividents               --             --             --             --           --
Net Income for the
  six months ended
  June 30, 2000                   --             --             --             --            --
                               -------      ---------     ----------     ----------    -----------
Balance, June 30, 2000         180,114      3,743,622     $4,016,076     $7,217,238    $(1,335,790)
                               =======      =========     ==========     ==========    ===========

Balance, January 1, 2001       180,032      4,255,984     $3,868,384     $7,364,930    $(1,355,790)
Conversion of
  preferred stock                  (40)     1,038,758        (72,971)        72,971
Exchange of common
  for preferred                    497       (442,222)       899,843       (899,843)          --
Preferred Dividends
Net loss for the
  six Months
  ended June 30, 2001          -------      ---------     ----------     ----------    -----------
Balance, June 30, 2001         180,489      4,852,520     $4,695,256     $6,538,058    $(1,355,790)
                               =======      =========     ==========     ==========    ===========

               See accompanying notes and independent accountants' review report.

DIVERSIFIED SENIOR SERVICES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2001 and 2000

(Unaudited)

                                  Preferred     Accumulated
                                  Dividends     Deficit        Total
                                  ---------     ------------   ------

Balance, Janary 1, 2000           $(299,941)     $(936,407)    $8,661,176
Conversion of
  preferred stock
Preferred dividents                (207,300)                     (207,300)
Net Income for the
  six months ended
  June 30, 2000                        --           340,481       340,481
                                  ---------      ----------    ----------
Balance, June 30, 2000            $(507,241)     $(595,926)    $8,794,357
                                  =========      ==========    ==========

Balance, January 1, 2001          $(704,722)   $(1,612,003)    $7,580,799
Conversion of
  preferred stock
Exchange of common
  for preferred
Preferred Dividends                (225,797)                     (225,797)
Net loss for the
  six Months
  ended June 30, 2001                             (907,276)      (907,276)
                                  ---------    -----------     -----------
Balance, June 30, 2001            $(930,519)   $(2,519,279)    $6,447,726
                                  =========    ===========     ==========

               See accompanying notes and independent accountants' review report.

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                            Three Months    Three Months    Six Months      Six Months
                                               Ended           Ended           Ended           Ended
                                            June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                            -------------   -------------   -------------   -------------

Operating activities:
Net income (loss)
Adjustments to reconcile net income
(loss) to net cash used by operating          $(772,370)      $(11.099)     $(907,276)      $340,481
     Activities:
          Write off of development and
          related costs                         688,182                       688,182
          Depreciation and amortization          19,468         14,039         35,664         27,355
          Allowance for uncollectible
          accounts receivable                                    5,000                        10,000
    Change in operating assets and
    liabilities:
          Accounts receivable - trade            45,288        (58,461)        19,133        (51,030)
          Prepaid expenses and other             12,959         10,869        (13,633)        (9,992)
          Accounts receivable - affiliates      (22,026)      (246,598)       (37,778)      (245,095)
          Interest receivables                  (29,401)       (50,060)       (47,575)       (54,962)
          Accounts receivable - properties      (53,458)       (22,681)      (150,824)      (243,951)
          Accounts payable - trade                3,972         28,958        203,805         82,757
          Interest payable                         (535)         3,005         (1,132)         3,005
                                                   ----          -----         ------          -----
               Total adjustments                664,449       (315,929)       695,842       (481,913)
                                                -------       --------        -------       --------
          Net cash used by operating
            activities                         (107,921)      (327,028)      (211,434)      (141,432)
                                               --------       --------       --------       --------
Investing activities:
          Purchases of furniture and
            equipment                            (8,869)       (18,356)       (13,610)       (20,221)
          Development costs reimbursed (paid)      (282)        (9,670)        (4,822)       157,217
          Advances to properties in exchange
            for notes receivable, net of
            repayments                            78,969             --         44,878       (527,720)
          Advances to affiliate for properties
            in development, net of repayments     78,295       (107,954)       (37,124)      734,799
          Advances to and investment in
            properties                           (61,581)      (129,400)       114,609      (367,979)
          Other                                       --          3,853          8,625         2,732
                                                  ------       --------         ------       -------
          Net cash provided (used) by
             investing activities                 86,532       (261,527)       112,556       (21,172)
                                                  ------       --------         ------       -------

Financing activities:
          Proceeds from bank borrowings               --      1,000,000             --      1,000,000
          Repayments of long-term debt            (3,645)            --         (3,645)            --
          Advances to (repayments) from
             affiliates                           50,119          4,197         52,821       (204,677)
          Preferred dividends paid                    --             --             --       (242,735)
          Increase in prepaid expenses
             and other                                --         (3,750)            --        (26,574)
                                                  ------      ---------        -------        -------
          Net cash provided by financing
             activities                           46,474      1,000,447         49,176        526,014
                                                  ------      ---------        -------        -------

Net increase (decrease) in cash                   25,085        411,892        (49,702)       363,410
Cash and cash equivalents - beginning             11,016        335,219         85,803        383,701
                                                  ------        -------         ------        -------
Cash and cash equivalents - ending               $36,101       $747,111        $36,101       $747,111
                                                 =======       ========        =======       ========

                                 See accompanying notes and independent accountants' review report.

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2001 and 2000
(contineud)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                            2001           2000
                                                            ----           -----

Cash payments for interest                                  $ 52,590       $ 14,872
                                                            ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of fixed assets in exchange for                 $ 53,484       $     --
notes payable

Preferred dividends accrued                                 $225,797       $ 207,300

Conversion of preferred stock to common  stock:
  Decrease in preferred stock                               $ (72,971)     $(897,992)
  Increase in common stock                                  $  72,971         897,992
                                                            ---------       ---------
                                                            $     --               --
                                                            =========       =========

                                 See accompanying notes and independent accountants' review report.

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2001

NOTE 1: SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with Diversified's 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial statements. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: ACCOUNTING POLICIES

Reclassifications

Certain amounts in the consolidated financial statements for 2000 have been reclassified to conform to the format presented in these consolidated financial statements.

NOTE 3: RELATED PARTY TRANSACTIONS

Diversified is the developer of properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. Taylor House Enterprises, Limited (“Taylor House”) is currently the owner of certain of the properties under development. Taylor House intends to sell the properties to third party owners after permanent financing is arranged. At June 30, 2001 development fees of $1,506,887 and reimbursable development costs of $1,924,014 are due to Diversified from properties owned by Taylor House. Diversified's management has established a $250,000 allowance for potentially uncollectible development costs advanced to a certain 30-bed facility owned by Taylor House.

At June 30, 2001, Diversified is the guarantor for $4,258,000 outstanding Taylor House loans for two 30-unit properties. The total commitment for the properties is $4,300,000.

From time to time, Diversified advances to or borrows funds from Taylor House or other related entities. The following schedule summarizes the related party activities for the six months ended June 30, 2001 and 2000.

                                                         Due From        Due (To) From
                                                         Affiliated      Taylor House &
                                                         Partnerships    Subsidiaries      Total
                                                        --------------   --------------    -------
Amounts due (to) from affiliates at January 1, 2000:    $   233,616       $ 4,828,435      $ 5,062,051
Computer lease payment payable                                              (3,005)          (3,005)
    Management fees due from affiliates                                     14,950           14,950
    Development fees and costs due from properties
       currently owned by Taylor House                                    (947,631)        (947,631)
    Interest receivable from affiliated properties                         107,746          107,746
    Advances due from affiliate                                             32,421           32,421
    Repayments to Taylor House                                             172,294          172,294
    Advances from Taylor House                                              (10,489)        (10,489)
                                                        -----------       ------------     ------------
    Balance, June 30, 2000                              $   233,616       $ 4,194,721      $ 4,428,337
                                                        ===========       ===========      ===========

NOTE 3: RELATED PARTY TRANSACTIONS (continued)

                                                         Due From        Due (To) From
                                                         Affiliated      Taylor House &
                                                         Partnerships    Subsidiaries      Total
                                                        --------------   --------------    -------

Amounts due from affiliates at January 1, 2001:         $   233,616       $ 3,595,604      $ 3,829,220
    Management fees due from affiliates                                        34,500           34,500
    Development fees and costs due from properties
       currently owned by Taylor House                        -                 1,569            1,569
    Interest receivable from affiliated properties            -                20,245           20,245
       Advances due from affiliate                                              3,730            3,730
    Advances from Taylor House                                -               (37,962)         (37,962)
       Write off development costs, accounts receivable,
             and interest receivable balances                                (527,337)        (527,337)
                                                        -----------       ------------     ------------
    Balance, June 30, 2001                              $   233,616       $ 3,090,349      $ 3,323,965
                                                        ===========       ===========      ===========

>
Included in the accompanying balance sheets under the following captions:
                                                                     June 30,           December 31,
                                                                        2001                 2000
                                                                     ------------       ------------

 Development fees and costs due from affiliates (long-term asset)    $   3,735,558      $   4,181,527
 Accounts receivable-affiliates (long-term asset)                         251,018             253,616
 Accounts payable-affiliates (long-term liability)                        (662,611)          (605,923)
                                                                     -------------          ---------
                                                                     $   3,323,965      $   3,829,220
                                                                     =============      =============

Diversified earned interest of $20,245 and $133,367 for the six months ended June 30, 2001 and 2000, respectively, on development fees and costs due from affiliates. Interest receivable of $229,573 and $310,316 is included in development fees and costs due from affiliates at June 30, 2001and December 31, 2000, respectively.

During the three months ended June 30, 2001, Diversified wrote off development costs, accounts receivable, and interest receivable totaling $688,182 relating to properties under development that Diversified's management determined were not feasible for further development. $527,337 of the write offs related to properties owned by Taylor House.

In management's opinion, net amounts due from affiliated partnerships are collectible, but will not be realized until such time as the properties are sold and the certain partnerships terminate.

Diversified earned income from a wholly owned subsidiary of Taylor House. Diversified managed partnerships in which the general partner is Diversified's chief executive officer and a beneficial shareholder of Taylor House. Revenues from these affiliates for the six months ended June 30, 2001 and 2000 are as follows:

                                              2001              2000
                                             ------            ------

         Management fees                  $   179,662      $   178,780
         Reimbursement fees                   493,899          545,464
         Development fees                       6,000          122,850
                                          -----------      -----------
                                          $   679,561      $   847,094
                                          ===========      ===========

Effective February 28, 2001, Diversified discontinued the management of the South Boston, Virginia property, owed by a Taylor House subsidiary.

At June 30, 2001 and 2000, uncollected management fees and reimbursement fees are included in accounts receivable-trade and accounts receivable-affiliates

.

NOTE 4: FURNITURE AND EQUIPMENT

The Company has furniture and equipment as follows:

                                                   June 30,        December 31,
                                                     2001              2000
                                                    ------            ------

         Computer equipment                      $   188,610      $   261,356
         Office furniture and other                   15,115           50,766
         Vehicles                                     53,484             -
                                                 -----------      -----------
                                                     257,209          312,122
            Less accumulated depreciation           (132,590)        (226,115)
                                                 ------------     ------------
                                                 $   124,619      $    86,007
                                                 ===========      ===========

Depreciation expense for the six months ended June 30, 2001 and 2000 was $35,664 and $27,355.

NOTE 5: NOTES RECEIVABLE

Notes receivable consisted of the following:

                                                           June 30,        December 31,
                                                            2001                2000
                                                           ------          ----------
9% note receivable with interest
   payable semi-annually, due 2009                      $   515,921      $   515,921
7% note receivable, principal and interest due 2040         521,024           574,133
7% note receivable, principal and interest due 2040         654,316           670,061
10% note receivable with interest payable
   monthly, due 2010                                        443,384          453,499
6.6% acquisition fee receivable, principal and
   interest due monthly, due 2007                           470,500          470,500
Prime based working capital line of credit, due 2001
   (9% at March 31, 2001)                                   102,403           68,312
                                                        -----------      -----------
                                                          2,707,548        2,752,426
Less current portion                                       (122,642)         (95,477)
                                                        -----------      ------------
Notes receivable-properties                             $ 2,584,906      $ 2,656,949
                                                        ===========      ===========

Interest receivable, related to the above notes receivable was $230,431 and $182,857 at June 30, 2001 and December 31, 2000, respectively. $33,327 and $29,300 interest receivable is included in interest receivable as a current asset at June 30, 2001 and December 31, 2000, respectively. $197,105 and $153,557 interest receivable on the notes receivable due 2040 is included as a long-term asset at June 30, 2001 and December 31, 2000, respectively.

Maturities of the notes receivable for future 12-month periods ending June 30, are as follows:

                           2002                             $     122,642
                           2003                                   127,631
                           2004                                   148,434
                           2005                                   234,640
                           later years                          2,074,201

                                                            -------------
                                                            $   2,707,548
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

NOTE 6: NOTES PAYABLE

Diversified obtained a bank loan totaling $1,000,000 in April of 2000. The loan bears interest, payable monthly, at prime plus one and one-half percent (1.5%); eight and one-quarter percent (8.25%) at June 30, 2001. Quarterly principal payments of $125,000 begin on July 15, 2001. All unpaid principal and interest is due on April 15, 2003. Certain accounts and notes receivable due from unrelated third parties totaling approximately $3,700,000 at March 31, 2001 have been pledged as collateral securing this loan. The loan is personally guaranteed by an officer of the company. Maturities of the note payable are $250,000 in 2001, $500,000 is 2002 and $250,000 in 2003.

Diversified financed a total of $53,484 for 60 months to purchase two vans that are leased to properties managed by Diversified. The notes bear interest at 12.5% each and require total monthly payments of $1,206 for principal and interest. The notes mature in 2006. The vans are pledged as collateral for the notes payable. The vans are leased to the facilities for a total of $1,206 per month.

NOTE 7: CONVERSION OF PREFERRED STOCK

During the six months ended June 30, 2001, preferred shareholders converted a total of 40 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The preferred shares were converted to a total of 1,038,758 common shares.

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

The Company had preferred stock as follows:

                              JUNE 30, 2001                   DECEMBER 31, 2000
                             ---------------                 -------------------
                        SHARES            AMOUNT           SHARES            AMOUNT
                       --------     -------------        ---------     -------------
         Series A       178,386     $     891,930          178,386     $     891,930
         Series B         2,103         3,803,326            1,646         2,976,454
                         ------     -------------           ------     -------------
                        180,489     $   4,695,256          180,032     $   3,868,384
                        =======     =============          =======     =============

NOTE 8: PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the six months ended June 30, 2001 and 2000:

                                                                       6/30/01               6/30/00
                                                                       -------               --------
Current taxes payable (refundable):
     Federal                                                      $           -         $     102,000
     State                                                                 3,000               28,000
     Utilization of operating loss carryforwards                          (3,000)            (130,000)
                                                                  --------------        --------------
                                                                              -                    -
                                                                  --------------        --------------
Deferred tax expense (benefit):
     Deferred compensation                                               (35,000)             (35,000)
     Start-up costs and fixed assets                                       6,000                6,000
     Deferred loan costs                                                   2,000                   -
     Deferred revenues                                                    27,000               21,000
     Generation of state loss carryforwards                              (77,000)             (14,000)
     Generation of federal loss carryforward                            (353,000)                  -
     Utilization of state loss carryforward                                3,000              130,000
     All other changes                                                   (36,000)               9,000
     Increase (decrease) in valuation allowance                          463,000             (117,000)
                                                                  --------------        --------------
                                                                              -                    -
                                                                  --------------        --------------

Income tax benefit                                                $           -         $          -
                                                                  ==============        ==============

The actual income tax expense attributable to income from continuing operations for the six months ended June 30, 2001 and 2000 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                        6/30/01             6/30/00
                                                                        -------             -------

Computed "expected" tax (benefit) expense                         $     (308,000)       $     116,000
Temporary differences related to deferred compensation                    35,000
Temporary differences related to depreciation and amortization            (6,000)              (9,000)
Deferred revenues                                                        (27,000)             (21,000)
Utilization of net operating loss carryforward                                -
     (102,000)
All other changes                                                        (47,000)             (19,000)
Income (decrease) in valuation allowance                                 353,000                   -
                                                                  --------------         -------------

Income tax expense (benefit)                                      $           -          $          -
                                                                  ==============         =============

NOTE 8: PROVISION FOR INCOME TAXES - continued

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consists of:

                                                                     06/30/01               06/30/00
                                                                     --------               ---------
Deferred tax asset (liabilities):
     Deferred compensation                                        $      189,000        $     118,000
     Receivables reserve                                                  85,000
     -
     Deferred revenues                                                  (364,000)            (156,000)
     Capitalized personnel costs                                          17,000                   -
     State operating loss carryforwards                                  304,000              136,000
     Federal operating loss carryforward                                 895,000               88,000
     All others                                                           (4,000)              24,000
                                                                  ---------------       -------------
                                                                       1,122,000              210,000
     Valuation allowance                                                (872,000)            (210,000)
                                                                  ---------------       --------------

Net deferred tax asset                                            $      250,000        $          -
                                                                  ==============        =============

At June 30, 2001 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities, and if not previously utilized, expire as follows:

                                                                     Federal                 State
                                                                     -------                 -----

                  2011                                            $     -               $     164,000
                  2012                                                  -                     669,000
                  2013                                                  -                     552,000
                  2014                                                  -                     130,000
                  2015                                                  -                   1,382,000
                  2016                                                                      1,075,000
                  2018                                                   279,000                  -
                  2020                                                 1,314,000                  -
                  2021                                                 1,038,000                  -

NOTE 9: EARNINGS PER SHARE

The following is a reconciliation of net income (loss) per share - basic and diluted for the six months ended June 30, 2001 and 2000:

                                                                       06/30/01              06/30/00
                                                                       --------             --------

     Net income (loss) - basic and diluted                        $   (1,133,073)       $     133,181
                                                                  ===============       =============

     Weighted average shares outstanding - basic                       4,690,092            3,593,744
     Additional shares issued assuming
         exercise of options                                               -                   76,729
     Shares assumed repurchased                                            -                  (74,858)
     --------
     Weighted average shares outstanding - diluted                     4,690,092            3,595,615
                                                                  ==============        =============

For the six months ended June 30, 2001 and 2000, 218,729 and 142,000 options and warrants, respectively, were not included since conversion would be anti-dilutive. Conversion of the remaining Series B Cumulative Convertible Preferred Stock in 2001 and 2000 also were not included.

NOTE 10: COMMITMENTS AND CONTINGENCIES

In 1999, Diversified entered into a loan agreement with the owner of the Goldsboro and Mocksville assisted living facilities for Diversified to provide up to $500,000 in working capital as needed. Borrowings under this agreement bear interest at prime plus one percent (1%). At June 30, 2001, $102,403 was borrowed under this agreement. (see Note 5).

In connection with the above-described loan agreement, Diversified obtained from a bank a $500,000 irrevocable letter of credit that expires July 27, 2002. Diversified purchased a $250,000 certificate of deposit from the bank as collateral for the letter of credit. At June 30, 2001, there were no outstanding borrowings under the letter of credit, and the $250,000 certificate of deposit is included in Other Assets.

Diversified is the guarantor for up to $4,300,000 Taylor House loans for two 30-unit properties. Approximately $4,258,000 in Taylor House loans outstanding at June 30, 2001 are due with one balloon payment on May 26, 2002.

NOTE 11: STOCK INCENTIVE PLAN

On June 7, 2001 the shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), a new stock incentive plan under which all employees of Diversified and any of its subsidiaries, directors, and consultants are eligible to receive grants. A total of 10,000,000 shares have been reserved for issuance under the 2001 Plan. No shares have been issued at June 30, 2001 under the 2001 Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below should be read in conjunction with the Interim Consolidated Financial Statements of Diversified and Notes appearing elsewhere in this report and the Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

Overview

Diversified Senior Services, Inc., or Diversified, formed in May 1996 as a wholly owned subsidiary of Taylor House Enterprises, Limited, or Taylor House, began operations in July 1996. We manage apartments, primarily for seniors, and develop and manage assisted living properties and independent living properties for seniors. All properties target low and moderate income residents.

In July 1996 we acquired Residential Properties Management, Inc., or RPM, a wholly-owned subsidiary of Taylor House. RPM was formed in March 1989 to manage government subsidized multi-family and elderly residential rental apartments. On January 14, 1998, we completed our initial public offering. On February 16, 1998, we formed a wholly-owned subsidiary, DSS Funding, Inc. or DSSF, for the purpose of securing permanent financing for the properties which we develop or acquire for third party owners. On July 22, 1998, we formed a wholly owned subsidiary, Diversified Senior Services of Virginia, Inc. or DSSVA, for the purpose of developing and managing properties in Virginia.

Diversified, RPM and DSSF are incorporated in North Carolina, and DSSVA, in Virginia and, as C corporations, file federal income tax returns as part of a consolidated group. Diversified, RPM, DSSF and DSSVA file separate state returns since state income tax regulations do not permit filing consolidated returns.

Our core business is managing apartments, independent living properties and assisted living properties. The following table shows the properties we are managing by type of property. It includes the number of units and the occupancy at three different dates – June 30, 2000, December 31, 2000 and July 31, 2001, except apartments information is at June 30, 2001. On February 22, 2001, we began managing ten assisted living facilities, Blue Ridge, with 505 units, eight located in western North Carolina and two in southwestern Virginia. These properties have 74% occupancy at July 31, 2001. We expect gross management fees from Blue Ridge at 80% occupancy of $80,000 per quarter.

CONTINUING PROPERTIES            6/30/00                     12/31/00                     7/31/01
                              UNITS       OCC %            UNITS     OCC %             UNITS      OCC %
Apartments
   Senior                      1122       98%              1122       97%               1124       97%
   Student (1)                  320       71%               320       94%                368       68%
   All others                   626       93%               626       94%                626       93%
                            --------                     -------                     --------
Total apartments               2068                        2068                         2118
                            --------                     -------                     --------

Independent Living
   Rent-up                       30       N/A                60        8%                 60       30%
                            --------                     -------                     --------

Assisted Living
   Stabilized                   248       94%               248       96%                308       97%
   Rent-Up                      -         -                 180       41%                120       77%
   Blue Ridge                   -         -                  -         -                 505       74%
                            --------                     -------                      --------
                                248                         428                          933
                            --------                     -------                      --------
                               2346                        2556                         3111
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

In addition to managing, we develop assisted living properties and independent living properties for seniors. Our first two 60-unit assisted living facilities commenced operations in June and July 1999. On March 1, 2000 we began managing two 64 resident assisted living facilities located in Newport and Shelby, North Carolina. The occupancy of those four stabilized properties averages in the mid 90% and was 96% at July 31, 2001. We opened three more assisted living properties in the fall of 2000, two of which are now in the rent-up state with occupancy at July 31, 2001 of 77%. The third property is stabilized with occupancy of 98% at July 31, 2001. We terminated management of the South Boston, Virginia facility, which we began managing in October 1998, effective February 28, 2001. Additionally, we control six sites approved under North Carolina's moratorium on new assisted living facilities.

We completed construction of two 30-unit independent living residences in March and November 2000. These residences are in rent-up with occupancy of 30% on July 31, 2001. We control two sites in North Carolina suitable for this type of residence.

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

Results of Operations

Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000

Income
Total income increased $185,543 to $3,263,321 for the six months ended June 30, 2001 from $3,077,778 for the six months ended June 30, 2000. Total income increased $40,060 to $1,588,612 for the three months ended June 30, 2001 from $1,548,552 for the three months ended June 30, 2000. In both periods the increase was the net effect of increases in management fees and reimbursement income and a decrease in development fees and other income.

Management Fees. Management fees increased $231,735 to $769,928 for the six months ended June 30, 2001 from $538,193 for the six months ended June 30, 2000. Management fees increased $123,048 to $407,487 for the three months ended June 30, 2001 from $248,439 for the three months ended June 30, 2000. In both periods the increase was due primarily to management fees on the assisted living facilities we developed during 2000, the management, which began in March 1, 2000, of two 64 resident assisted living facilities located in Newport and Shelby, North Carolina and the management of ten assisted living facilities, discussed above, which began February 22, 2001. We expect growth in fee income as the developed assisted living and independent living properties are rented.

Reimbursement Income. Reimbursement income increased $773,319 to $2,446,862 for the six months ended June 30, 2001 from $1,673,543 for the six months ended June 30, 2000. Reimbursement income increased $173,263 to $1,171,597 for the three months ended June 30, 2001 from $998,334 for the three months ended June 30, 2000. In both periods the increase was the result of income received from the properties for personnel hired to manage the assisted living facilities developed by us in 2000 and the two 64 resident assisted living facilities mentioned above. The site personnel of the ten properties, which we began managing in February 2001, are not the company's employees; therefore, reimbursement income will not be recorded on these properties.

Development Fees.Development fees decreased $789,859 to $14,000 for the six months ended June 30, 2001 from $803,859 for the six months ended June 30, 2000. Development fees decreased $206,009 to $4,500 for the three months ended June 30, 2001 from $210,509 for the three months ended June 30, 2000. In both periods the decrease is due to reduced development activities during the first three months of 2001, primarily as a result of the lack of permanent financing sources. Development fee income is recognized on the percentage-of-completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences we are currently developing. We expect development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

Other Income. Other income decreased $29,652 to $32,531 for the six months ended June 30, 2001 from $62,183 for the six months ended June 30, 2000. Other income decreased $50,242 to $5,028 for the three months ended June 30, 2001 from $55,270 for the three months ended June 30, 2000. In both periods the decrease is due to a decrease in DSSF consulting fees. We expect other income to be immaterial in the future.

Operating Expenses
Operating expenses increased $1,310,471 to $4,260,495 for the six months ended June 30, 2001 from $2,950,024 for the six months ended June 30, 2000. Operating expenses increased $74,843 to $2,404,566 for the three months ended June 30, 2001 from $1,659,723 for the three months ended June 30, 2000. In both periods the increase was the net effect of an increase in personnel related expenses, write-off of development and related costs and depreciation expense offset by a decrease in administrative expenses.

Personnel Related Expense. Personnel expense increased $709,830 to $3,175,411 for the six months ended June 30, 2001 from $2,465,581 for the six months ended June 30, 2000. Personnel related expenses increased $132,371 to $1,524,700 for the three months ended June 30, 2001 from $1,392,329 for the three months ended June 30, 2000. In both periods the increase was the net effect of an increase in site related personnel expense, offset by a decrease in corporate personnel expense. We expect minor increases in corporate personnel expense in future periods depending upon increases in management and development activity.

Administrative and Other Expenses. Administrative and other expenses decreased $95,850 to $361,238 for the six months ended June 30, 2001 from $457,088 for the six months ended June 30, 2000. Administrative and other expenses decreased $81,139 to $172,216 for the three months ended June 30, 2001 from $253,355 for the three moths ended June 30, 2000. In both periods the decrease was due primarily to a reduction in fees paid to professionals for corporate business. We expect increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but only minor increases attributable to corporate matters.

Write-Off of Development and Related Costs. On June 30, 2001 we wrote off development and related costs of $688,182 for independent living sites we have abandoned. We had no write-offs in the second quarter of 2000, but we experienced a write-off of $992,427 in the fourth quarter of 2000 for abandoned sites and from advances to the South Boston assisted living property we no longer manage. We do not anticipate recurring write-offs of this magnitude, but such write-offs do occur and are directly related primarily to the availability of permanent financing. The potential for abandonment of development sites and related write offs of costs are an inherent risk in our development of properties as market conditions, availability of permanent financing, and other related factors continue to change.

Other Income and Expenses. We earned $141,356 and $236,766 in interest income during the six months ended June 30, 2001 and 2000, respectively. We earned $69,695 and $115,678 in interest income during the three months ended June 30, 2001 and 2000 respectively. In both periods, the decrease is due to the decrease in interest on funds loaned to properties. We expect interest income in future periods to depend on the amount of funds loaned to the owners of properties being developed. Interest and other expenses were $51,458 for the six months ended June 30, 2001 compared to $24,039 for the same period of 2000. Interest and other expenses were $26,111 for the three months ended June 30, 2001 compared to $15,606 for the same period of 2000. In both periods, interest expense increased as a result of a three-year $1 million loan from a bank in April of 2000.

Net Income (Loss). Net income decreased $1,247,757 to a loss of $907,276 for the six months ended June 30, 2001 from income of $340,481 for the six months ended June 30, 2000. Net loss increased $761,271 to $772,370 for the three months ended June 30, 2001 from $11,099 for the three months ended June 30, 2000. The net losses during the three-month and six-month periods ended June 30, 2001 were primarily due to the write off of development costs and decreases in both operating income and interest income.

Preferred Stock Dividends. Preferred stock dividends increased $18,497 to $225,797 for the six months ended June 30, 2001 from $207,300 for the six months ended June 30, 2000. Preferred stock dividends increased $25,290 to $129,224 for the three months ended June 30, 2001 from $103,934 for the three months ended June 30, 2000. In both periods, the increase was due to an increase in the number of preferred shares outstanding.

Net Income (Loss) Available to Common Shareholders. Net income available to common shareholders decreased $1,266,254 or $.28 per share to a net loss of $1,133,073 or ($.24) for the six months ended June 30, 2001 from net income of $133,181 or $.04 per share for the six months ended June 30, 2000. Net loss available to common shareholders increased $786,561 or $.16 to $901,594 or $.19 for the three months ended June 30, 2001 from $115,033 or $.03 for the three months ended June 30, 2000. The net losses during the three-month and six-month periods ended June 30, 2001 were primarily due to the write off of development costs, decreases in both operating income and interest income, and an increase in preferred stock dividends. We expect to operate near break even until properties currently being rented reach stabilized occupancy.

Financial Condition

June 30, 2001 as Compared to December 31, 2000

We had current assets of $397,281 on June 30, 2001 and $421,291 on December 31, 2000. Accounts receivable–trade decreased to $109,458 at June 30, 2001 compared to $128,591 at December 31, 2000. We expect receivables to increase as we increase management of apartment units and assisted living residences. Prepaid expenses and other increased from $73,058 at December 31, 2000 to $86,691 at June 30, 2001 due primarily to the payment of certain operating expenses during the six months ended June 30, 2001 that will be charged to expense as the related services are performed.

Development costs decreased to $205,927 at June 30, 2001 from $361,951 at December 31, 2000. During the initial stages of development, we advance funds for, and capitalize certain development costs. When development fee income is recognized on a certain property, that property's associated development costs become receivable from either Taylor House, on a temporary basis, or from the permanent owner. Development costs are either recouped with the successful completion of a property or written off if a site is abandoned. We abandoned several sites we had developed for independent living properties. We expect to recoup the remaining development costs through further development of assisted living properties.

Development fees and costs due from properties currently held by Taylor House decreased to $3,735,558 at June 30, 2001 from $4,181,527 at December 31, 2000. The decrease reflects the write-off of development fees and costs related to independent living properties we have abandoned. We expect to recoup the remaining development fees and costs through further development of assisted living properties. Development fees and costs are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

We completed the permanent financing on four 60-unit facilities in June and July of 1999 and one 60-unit facility in February of 2000. As part of the transactions, the ownership of those facilities transferred from Taylor House to a third party, not-for-profit organization. As a result of the transfers of properties from Taylor House to third parties, receivables previously recorded in development fees and costs due from properties are reclassified to accounts receivable-properties and/or notes receivable-properties, as appropriate. At June 30, 2001, accounts receivables from properties were $1,278,019 as compared to $1,241,804 at December 31, 2000 and notes receivable-properties decreased to $2,707,548 at June 30, 2001 from $2,752,426 at December 31, 2000.

Accounts receivable-affiliates decreased to $251,018 at June 30, 2001 from $253,616 at December 31, 2000. The decrease is due primarily to repayments made by an affiliate for operations at the Virginia facility, which we stopped managing February 28, 2001.

Accounts payable-affiliates increased to $662,611 at June 30, 2001 from $605,923 at December 31, 2000 due to advances by Taylor House associated with properties currently being developed.

Total liabilities increased $543,621 to $3,152,441 at June 30, 2001 from $2,608,820 at December 31, 2000 due primarily to increases in accounts payable and preferred dividends payable. The deferred salaries of $451,823 are payable at the discretion of the employees and more than likely will not be paid from cash.

Shareholders' equity decreased to $6,447,726 at June 30, 2001 from $7,580,799 at December 31, 2000. The decrease was the cumulative effect of the declaration of preferred dividends and the increase in accumulated deficit due to the net losses. During the six months ended June 30, 2001, 40 shares of Series B Cumulative Convertible Preferred Stock were converted to 684,683 shares of common stock and 442,222 shares of common stock were exchanged for 497.5 shares of preferred stock. The net effect was an increase of $826,872 in preferred stock and a decrease of $826,872 in common stock.

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

During May 2000, we and the holders of our Series B Preferred Stock amended the purchase agreement pursuant to which the Series B Preferred Stock was sold to allow us to incur, subject to certain conditions, additional bank debt. Immediately after this amendment became effective, we drew down $1,000,000 on our bank facility.

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

In connection with the March 22, 2001 amendments, we agreed that we will exchange 442,222 shares of common stock held by certain holders of Series B Preferred Stock for 497.5 shares of Series B Preferred Stock. Of those shares of common stock, 20,000 had been issued in connection with conversions of Series B Preferred Stock on February 25, 2000 at a conversion price of $2.25 and 422,222 had been issued in connection with conversions of Series B Preferred Stock on March 3, 2000 at a conversion price of $2.25. The net effect of this exchange will be to decrease the number of our outstanding shares of common stock by 442,222 shares and increase the number of our outstanding shares of Series B Preferred Stock by 497.5. We originally designated 3,000 shares of preferred stock as 12% Series B Cumulative Convertible Preferred Stock. Giving effect to the exchange, we will have 277.5 shares of 12% Series B Cumulative Convertible Preferred Stock available for issuance. The Company is currently not generating enough cash to pay its Preferred Stock dividend and, as such, those dividends are accruing.

As mentioned above, we obtained a $1 million, three-year term loan from a bank during 2000 that will be repaid primarily from the collection of notes receivable-properties over the life of the loan. In the event that cash collected from the notes receivable is inadequate to timely repay quarterly installments on the note, we have arranged with the guarantor, Mr. William G. Benton, our CEO, to provide interim funding for the quarterly installments. Diversified was unable to generate enough cash to pay the first payment due on July 15, 2001, and the guarantor was required to make the payment. Diversified has agreed to treat the guarantor's advances on the same terms as the three-year term loan until paid in full. We anticipate that the collection of development fees and costs receivable, together with bank funds available for each facility, will be sufficient to complete the current development pipeline. Future development will require additional debt or equity financing. We currently have several sources of potential funding and anticipate that liquidity demands will be met as long as we continue to accrue preferred dividends. However, there can be no assurance that we will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by us will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

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

Certain Accounting Considerations

SFAS NO. 123

In October 1995, FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. We adopted our Stock Incentive Plan effective January 1, 1997. During 1998, we granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. In April 2001, Diversified issued stock grants of 354,075 common shares to certain employees. At June 30, 2001, a total of 142,000 stock options and warrants are outstanding, 355,475 common shares have been issued and 2,525 common shares are available for granting. On June 7, 2001 the shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), a new stock incentive plan under which all employees of Diversified and any of its subsidiaries, directors, and consultants are eligible to receive grants. A total of 10,000,000 shares have been reserved for issuance under the 2001 Plan. No shares have been issued at June 30, 2001 under the 2001 Plan.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (b)	Exhibits: None. Reports on Form 8-K None.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2001	DIVERSIFIED SENIOR SERVICES, INC. REGISTRANT By: /s/ G. L. Clark, Jr. G. L. Clark, Jr. Executive Vice President and Chief Financial Officer