Form 10QSB
period 2001-09-30
DIVERSIFIED SENIOR SERVICES INC
filed 2001-11-14
CIK 1042323

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

or

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No___

As of October 31, 2001, the Registrant had 5,012,520 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format Yes___ No X

DIVERSIFIED SENIOR SERVICES, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I: Item 1.	FINANCIAL INFORMATION Financial Statements	Page

Consolidated Balance Sheets Consolidated Statements of Operations Statements of Changes In Shareholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	3 4 5 6 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

PART II: Item 3. Item 6.	OTHER INFORMATION Defaults Upon Senior Securities Exhibits and Reports on Form 8-K	22 22

SIGNATURE PAGE	23

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED
BALANCE SHEETS

                                                                      (Unaudited)
                                                                      September 30,     December 31,
                                                                          2001             2000
                                                                      -------------     ------------

                            ASSETS
Current assets:
          Cash and cash equivalents                                   $     4,262     $    85,803
          Accounts receivable - trade                                     125,990         128,591
          Prepaid expenses and other                                       49,012          73,058
          Interest receivable                                              57,465          38,362
          Notes receivable - properties                                   181,048          95,477
                                                                          417,777         421,291
                                                                       -----------     -----------
Fixed assets, net                                                         117,965          86,007
Development costs                                                         204,628         361,951
Development fees and costs due from affiliates                          3,739,518       4,181,527
Accounts receivable - affiliates                                          253,059         253,616
Accounts receivable - properties                                        1,292,425       1,241,804
Interest receivable                                                       224,933         153,557
Notes receivable - properties                                           2,526,490       2,656,949
Investment in bonds                                                       300,000         300,000
Deferred tax asset                                                        250,000         250,000
Other assets                                                              263,466         282,917
                                                                      ------------   -------------
                                                                      $ 9,590,261    $ 10,189,619
                                                                      ============   =============
                             LIABILITIES
Current liabilities:
          Accounts payable and accrued expenses                       $   625,606    $    353,593
          Note payable - current portion                                  509,013         250,000
          Note payable - officer                                          125,000             -
          Preferred dividends payable                                     549,173         197,481
                                                                      ------------   -------------
                                                                        1,808,792         801,074

          Notes payable                                                   413,742         750,000
          Accounts payable - affiliates                                   687,611         605,923
          Deferred salaries and bonuses                                   451,823         451,823
                                                                      ------------   -------------
                                                                        3,361,968       2,608,820
                                                                      ------------   -------------

                          SHAREHOLDERS' EQUITY
Preferred stock, no par, authorized 100,000,000 shares;
          180,487 issued and outstanding at September 30,
          2001 and 180,114 at December 31, 2000                         4,692,544       3,868,384
Common stock, no par, authorized 100,000,000 shares;
          5,012,520 shares issued and outstanding at
          September 30, 2001and 4,255,984 at December 31, 2000          6,540,770       7,364,930
Deemed distribution                                                    (1,335,790)     (1,335,790)
Preferred dividends                                                    (1,056,414)       (704,722)
Accumulated deficit                                                    (2,612,817)     (1,612,003)
                                                                      ------------   -------------
                                                                        6,228,293       7,580,799
                                                                      ------------   -------------
                                                                      $ 9,590,261    $ 10,189,619
                                                                      ============   =============

See accompanying notes and independent accountants' review report.

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                       Three Months    Three Months       Nine Months    Nine Months
                                                           Ended          Ended              Ended          Ended
                                                       September 30,   September 30,      September 30,  September 30,
                                                           2001           2000               2001           2000
                                                       ------------    -------------     -------------   -------------
Income:
      Management fees                                  $   406,972      $   306,731     $ 1,176,900      $  844,924
      Reimbursement income                               1,263,846        1,112,668       3,710,708       2,786,211
      Development fees                                      -                70,096          14,000         873,955
      Other                                                  3,671           27,326          36,202          89,509
                                                       ------------    -------------     ------------  -------------
                                                          1,674,489       1,516,821       4,937,810       4,594,599
                                                       ------------    -------------     ------------  -------------
Expenses:
      Personnel related                                   1,525,699       1,508,014       4,701,110       3,973,595
      Administrative and other                              179,589         142,353         540,827         599,441
      Write-off of development and related costs             71,884           -             760,066           -
      Depreciation and amortization                          22,676          21,004          58,340          48,359
                                                       ------------    -------------     ------------  -------------
                                                          1,799,848       1,671,371       6,060,343       4,621,395
                                                       ------------    -------------     ------------  -------------
Operating (loss)                                           (125,359)       (154,550)     (1,122,533)       (26,796)
Other income (expenses):
      Interest and other income                              58,560         130,183         199,916        366,949
      Interest and other expense                            (26,739)        (28,320)        (78,197)       (52,359)
                                                       ------------    -------------     ------------  -------------
Net income (loss)                                           (93,538)        (52,687)     (1,000,814)       287,794

Preferred stock dividends                                 125,895           103,050         351,692        310,350
                                                       ------------    -------------     ------------  -------------
Net (loss) available for common shareholders           $ (219,433)      $  (155,737)   $ (1,352,506)   $   (22,556)
                                                       ------------    -------------     ------------  -------------
Per share data:
      Net (loss) per share - basic and diluted         $    (0.04)      $     (0.04)   $      (0.28)   $     (0.01)
                                                       ============    =============   ==============  =============
      Weighted average shares outstanding - basic       4,929,042         3,750,192       4,770,617      3,646,274
                                                       ============    =============   ==============  =============
      Weighted average shares outstanding - diluted     4,929,042         3,750,192       4,770,617      3,646,274
                                                       ============    =============   ==============  =============

DIVERSIFIED SENIOR SERVICES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)

                         Preferred   Common   Preferred    Common       Deemed      Preferred   Accumulated
                          Shares     Shares    Stock       Stock      Distribution  Dividends    Deficit     Total
                         --------  --------- ----------- ----------  ------------  ----------  ---------- -----------
Balance, January 1, 2000  180,611  3,301,400 $ 4,914,068 $ 6,319,246 $ (1,335,790) $ (299,941) $ (936,407)$ 8,661,176
Conversion of preferred
  stock                      (507)   460,000    (916,042)    916,042          -           -          -            -

Preferred dividends           -          -           -           -            -      (310,350)       -       (310,350)
Net income for the nine
  months ended September
  30, 2000                    -          -           -           -            -           -       287,794     287,794
                         --------  --------- ----------- ----------  ------------  ----------  ---------- -----------
Balance, September        180,104  3,761,400 $ 3,998,026 $ 7,235,288 $ (1,335,790) $ (610,291) $ (648,613) $8,638,620
  30, 2000               ========  ========= =========== =========== ============  =========== ========== ============
Balance, January 1, 2001  180,032  4,255,984 $ 3,868,384 $ 7,364,930 $ (1,335,790) $ (704,722)$(1,612,003) $7,580,799
Conversion of preferred
  stock                       (42)   734,683     (75,683)     75,683          -           -           -           -
Exchange of common for
  preferred                   497   (442,222)    899,843    (899,843)          -           -          -           -
Employee stock grants         -      464,075         -           -             -           -          -           -
Preferred dividends           -          -           -           -             -     (351,692)        -      (351,692)
Net loss for the nine
  months ended September
  30, 2001                    -          -           -           -             -           -    (1,000,814)(1,000,814)
                         --------  --------- ----------- ----------  ------------- -----------  ---------- -----------
Balance, September        180,487  5,012,520 $ 4,692,544 $ 6,540,770  $ (1,335,790)$(1,056,414)$(2,612,817)$6,228,293
  30, 2001               ========= ========= =========== =========== ============= =========== =========== ==========

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                                Three Months      Three Months     Nine Months     Nine Months
                                                      Ended             Ended           Ended           Ended
                                                   September 30,     September 30,   September 30,   September 30,
                                                      2001              2000             2001            2000
                                                   --------------   --------------   -------------   --------------
Operating activities:
Net income (loss)                                   $ (93,538)       $ (52,687)     $ (1,000,814)     $  287,794
                                                   --------------   --------------   -------------   --------------
Adjustments to reconcile net income (loss) to net
 cash used by operating activities:
      Write off of development and related costs       71,884              -             760,066             -
      Depreciation and amortization                    22,676           21,004            58,340          48,359
      Allowance for uncollectible accounts receivable      -             5,000               -            15,000
      Changes in operating assets and liabilities:
        Accounts receivable - trade                   (21,432)          22,157            (2,298)        (28,873)
        Prepaid expenses and other                     37,679           17,554            24,046           7,562
        Accounts receivable - affiliates              (66,882)         (73,614)          (66,882)       (704,582)
        Interest receivable                           (42,904)         (25,319)          (90,479)        (80,281)
        Accounts payable and accrued expenses          60,716           62,000           273,145         144,757
        Interest payable                                  -             (3,005)           (1,132)            -
                                                   --------------   --------------   -------------   --------------
              Total adjustments                        61,737           25,777           954,806        (598,058)
                                                   --------------   --------------   -------------   --------------
      Net cash used by operating activities           (31,801)         (26,910)          (46,008)       (310,264)
                                                   --------------   --------------   -------------   --------------
Investing activities:
      Purchases of fixed assets                        (3,753)          (8,208)          (17,362)         (28,430)
      Development costs reimbursed (paid)               1,299          (12,401)           (3,522)         144,816
      Advances to properties in exchange for
        notes receivable, net of repayments                10            5,909            44,888         (521,811)
      Advances to affiliate for properties in
       development, net of repayments                  (6,558)         (84,209)          (85,329)         650,590
      Advances to and investment in properties        (14,406)        (264,302)          (50,621)        (490,358)
      Other                                               454           (5,225)              454           (2,493)
                                                   --------------   --------------   -------------   --------------
      Net cash provided (used) by investing
       activities                                     (22,954)        (368,436)         (111,492)        (247,686)
                                                   --------------   --------------   -------------   --------------
Financing activities:
      Proceeds from borrowings                        125,000              -             125,000        1,000,000
      Repayments of long-term debt                   (127,084)             -            (130,729)             -
      Advances to (repayments) from affiliates         25,000            2,163            81,688         (202,514)
      Preferred dividends paid                            -           (207,300)              -           (450,035)
      Increase in prepaid expenses and other              -            (51,627)              -            (78,201)
                                                   --------------   --------------   -------------   --------------
      Net cash provided by financing activities        22,916         (256,764)           75,959          269,250
                                                   --------------   --------------   -------------   --------------

Net increase (decrease) in cash                       (31,839)        (652,110)          (81,541)        (288,700)
Cash and cash equivalents - beginning                  36,101          747,111            85,803          383,701
                                                   --------------   --------------   -------------   --------------
Cash and cash equivalents - ending                  $   4,262       $   95,001        $    4,262      $    95,001
                                                   ==============   ==============   =============   ==============

DIVERSIFIED SENIOR SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2001 and 2000
(continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              2001           2000
                                                             ---------     ----------
Cash payments for interest                                   $  79,329    $  14,872
                                                            ==========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisitions of fixed assets in exchange for notes payable   $  53,484    $    -
                                                            ==========    ===========
Preferred dividends accrued                                  $ 351,692    $ 310,350
                                                            ==========    ===========
Conversion of preferred stock to common stock:
   Decrease in preferred stock                               $ (75,683)   $(916,042)
   Increase in common stock                                     75,683      916,042
                                                            ----------    -----------
                                                             $      -     $    -
                                                            ==========    ===========

DIVERSIFIED SENIOR SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2001

NOTE 1: SELECTED DISCLOSURES

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with Diversified’s 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the consolidated financial statements. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year.

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

NOTE 3: RELATED PARTY TRANSACTIONS

Diversified is the developer of properties for 60-unit assisted living facilities and 30-unit independent senior housing residences with services. Taylor House Enterprises, Limited (“Taylor House”) is currently the owner of certain of the properties under development. Taylor House intends to sell the properties to third party owners after permanent financing is arranged. At September 30, 2001 development fees of $1,261,980 and reimbursable development costs of $1,992,860 are due to Diversified from properties owned by Taylor House.

At September 30, 2001, Diversified is the guarantor for $4,282,631 outstanding Taylor House loans for two 30-unit properties. The total commitment for the properties guaranteed by Diversified is $4,300,000.

From time to time, Diversified advances to or borrows funds from Taylor House or other related entities. The following schedule summarizes the related party activities for the nine months ended September 30, 2001 and 2000.

                                                        Due from      Due (to) from
                                                       Affiliated    Taylor House &
                                                      Partnerships    Subsidiaries           Total
                                                     -------------   ---------------    -----------
Amounts due (to) from affiliates at January 1, 2000: $   233,616       $ 4,828,435      $ 5,062,051
Computer lease payment payable
    Management fees due from affiliates                                     10,837           10,837
    Development fees and costs due from properties
       currently owned by Taylor House                                    (799,325)        (799,325)
    Interest receivable from affiliated properties                         171,674          171,674
    Advances due from affiliate                                             44,295           44,295
    Repayments to Taylor House                                             172,294          172,294
    Advances from Taylor House                                             (14,075)         (14,075)
                                                     ------------      ------------     -------------
    Balance, September 30, 2000                      $   233,616       $ 4,414,135      $ 4,647,751
                                                     ============      ============     =============

Amounts due from affiliates at January 1, 2001:      $   233,616       $ 3,595,604      $ 3,829,220
    Management fees due from affiliates                                     44,136           94,136
    Development fees and costs due from properties
       currently owned by Taylor House                        -              1,569            1,569
    Interest receivable from affiliated properties            -             20,245           20,245
       Advances due from affiliate                                           3,730            3,730
    Advances to Taylor House                                  -            (42,194)         (42,194)
       Write off development costs, accounts receivable,
             and interest receivable balances                             (601,740)        (601,740)
                                                     ------------      ------------     -------------
    Balance, September 30, 2001                      $   233,616       $ 3,071,350      $ 3,304,966
                                                     ============      ============     =============

Included in the accompanying balance sheets under the following captions:

                                                                           September 30,    December 31,
                                                                               2001             2000
                                                                         ---------------   -------------

     Development fees and costs due from affiliates (long-term asset)    $   3,739,518     $   4,181,527
     Accounts receivable-affiliates (long-term asset)                          253,059           253,616
     Accounts payable-affiliates (long-term liability)                        (687,611)         (605,923)
                                                                         --------------    -------------
                                                                         $   3,304,966     $   3,829,220
                                                                         ==============    =============

Diversified earned interest of $40,730 and $197,295 for the nine months ended September 30, 2001 and 2000, respectively, on development fees and costs due from affiliates. Interest receivable of $189,807 and $310,316 is included in development fees and costs due from affiliates at September 30, 2001and December 31, 2000, respectively.

On June 30, 2001 and again on September 30, 2001, Diversified wrote off development costs, accounts receivable, and interest receivable cumulatively totaling $760,066 relating to properties under development that Diversified’s management determined were not feasible for further development. $601,740 of the write-offs related to properties owned by Taylor House.

In management’s opinion, net amounts due from affiliated partnerships are collectible, but will not be realized until such time as the properties are sold and the certain partnerships terminate.

Diversified earned income from a wholly owned subsidiary of Taylor House. Diversified managed partnerships in which the general partner is Diversified’s chief executive officer and a beneficial shareholder of Taylor House. Revenues from these affiliates for the nine months ended September 30, 2001 and 2000 are as follows:

                                             2001              2000
                                         -----------      -----------

         Management fees                 $   264,170      $   268,193
         Reimbursement fees                  736,875          810,966
         Development fees                      6,000          186,946
                                         -----------      -----------
                                         $ 1,007,045      $ 1,266,105
                                         ===========      ===========

Effective February 28, 2001, Diversified discontinued the management of the South Boston, Virginia property, owed by a Taylor House subsidiary.

At September 30, 2001 and December 31, 2000, uncollected management fees and reimbursement fees are included in accounts receivable-trade and accounts receivable-affiliates.

NOTE 4: FIXED ASSETS

Diversified has furniture and equipment as follows:

                                                  September 30,     December 31,
                                                      2001              2000
                                                  -------------    -------------

         Computer equipment                       $   192,363      $   261,356
         Office furniture and other                    15,115           50,766
         Vehicles                                      53,484             -
                                                  -------------    -------------
                                                      260,962          312,122
            Less accumulated depreciation            (142,997)        (226,115)
                                                  -------------    -------------
                                                  $   117,965      $    86,007
                                                  =============    =============

Depreciation expense for the nine months ended September 30, 2001 and 2000 was $46,071 and $42,261.

NOTE 5: NOTES RECEIVABLE

Notes receivable consisted of the following:

                                                                       September 30,     December 31,
                                                                           2001              2000
                                                                       -------------     ------------
    9% note receivable with interest
       payable semi-annually, due 2009                                 $   515,921      $   515,921
    7% note receivable, principal and interest due 2040                    521,024          574,133
    7% note receivable, principal and interest due 2040                    654,316          670,061
    10% note receivable with interest payable
       monthly, due 2010                                                   443,384          453,499
    6.6% acquisition fee receivable, principal and interest
       due monthly, due 2007                                               470,500          470,500
        Prime based working capital line of credit, due 2001
          (9% at March 31, 2001)                                           102,393           68,312
                                                                       -------------    -------------
                                                                          2,707,538        2,752,426
    Less current portion                                                  (181,048)         (95,477)
                                                                       -------------    -------------
    Notes receivable-properties                                        $ 2,526,490      $ 2,656,949
                                                                       =============    =============

Interest receivable, related to the above notes receivable was $271,523 and $182,857 at September 30, 2001 and December 31, 2000, respectively. $57,465 and $29,300 interest receivable is included in interest receivable as a current asset at September 30, 2001 and December 31, 2000, respectively. $197,105 and $153,557 interest receivable on the notes receivable due 2040 is included as a long-term asset at September 30, 2001 and December 31, 2000, respectively.

Maturities of the notes receivable for future 12-month periods ending September 30, are as follows:

                           2002                        $   181,048
                           2003                            143,231
                           2004                            148,434
                           2005                            213,088
                           2006                            234,640
                           later years                   1,787,097
                                                       ------------
                                                       $ 2,707,538
                                                       ============

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

NOTE 6: NOTES PAYABLE

Diversified obtained a bank loan totaling $1,000,000 in April of 2000. The loan bears interest, payable monthly, at prime plus one and one-half percent (1.5%); eight percent (8%) at September 30, 2001. Quarterly principal payments of $125,000 began on July 15, 2001. All unpaid principal and interest is due on April 15, 2003. Certain accounts and notes receivable due from unrelated third parties totaling approximately $3,900,000 at September 30, 2001 have been pledged as collateral securing this loan. The loan is personally guaranteed by an officer of the company. Maturities of the note payable are $125,000 for the remainder of 2001, $500,000 is 2002 and $250,000 in 2003.

The officer who guaranteed the bank loan advanced $125,000 under the guarantee to provide funds to make the July 15 payment. The note due to officer has the same terms and collateral as the bank loan and is second in position to the bank. The note is classified as a current liability at September 30, 2001.

Diversified financed a total of $53,484 for 60 months to purchase two vans that are leased to properties managed by Diversified. The notes bear interest at 12.5% each and require total monthly payments of $1,206 for principal and interest. The notes mature in 2006. The vans are pledged as collateral for the notes payable. The vans are leased to the facilities for a total of $1,206 per month.

NOTE 7: CONVERSION OF PREFERRED STOCK

During the nine months ended September 30, 2001, preferred shareholders converted a total of 42 shares of 12% Series B Cumulative Convertible Preferred Stock with no par value per share and a stated value of $2,000 per share. The preferred shares were converted to a total of 734,683 common shares.

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

The Company had preferred stock as follows:

                                September 30, 2001                 December 31, 2000
                             -------------------------          -------------------------
                             Shares         Amount              Shares         Amount
                             --------    -------------          -------     -------------
         Series A            178,386     $     891,930          178,386     $     891,930
         Series B              2,101         3,800,614            1,646         2,976,454
                             --------    -------------          -------     -------------
                             180,487     $   4,692,544          180,032     $   3,868,384
                             ========    =============          =======     =============

NOTE 8: PROVISION FOR INCOME TAXES

The components of income tax benefit are as follows for the nine months ended September 30, 2001 and 2000:

                                                                 9/30/01                    9/30/00
                                                               ----------                 ------------
Current taxes payable:
     Federal                                                   $    -                     $   44,200
     State                                                         4,000                      20,000
     Utilization of operating loss carryforwards                  (4,000)                    (64,200)
                                                               ----------                 ------------
                                                                      -                           -
                                                               ----------                 ------------
Deferred tax expense (benefit):
     Deferred compensation                                       (50,000)                    (53,000)
     Start-up costs and fixed assets                               5,000                       9,300
     Deferred loan costs                                           7,000                          -
     Deferred revenues                                            40,000                          -
     Generation of state loss carryforwards                      (84,000)                    (19,200)
     Generation of federal loss carryforward                    (384,000)                         -
     Utilization of federal loss carryforward                         -                       44,200
     Utilization of state loss carryforward                        4,000                      20,000
     All other changes                                           (44,000)                     76,900
     Increase (decrease) in valuation allowance                  506,000                     (78,200)
                                                               ----------                 ------------
                                                                      -                           -
                                                               ----------                 ------------
     Income tax benefit                                        $      -                   $       -
                                                               ==========                 ============

The actual income tax expense attributable to income from continuing operations for the nine months ended September 30, 2001 and 2000 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to loss before income tax benefit as a result of the following:

                                                                        9/30/01             9/30/00
                                                                        -------             -------

Computed "expected" tax expense (benefit)                            $  (340,000)        $    97,800
Temporary differences related to deferred compensation                    50,000              53,000
Temporary differences related to depreciation and amortization            (5,000)            (12,700)
Deferred revenues                                                        (40,000)                 -
Utilization of net operating loss carryforward                                -              (44,200)
All other changes                                                        (27,000)            (93,900)
Income (decrease) in valuation allowance                                 362,000                  -
                                                                     -----------         -----------

Income tax expense (benefit)                                         $        -           $       -
                                                                     ===========         ===========

NOTE 8: PROVISION FOR INCOME TAXES - continued

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consists of:

                                                 09/30/01             09/30/00
                                                 --------             --------
Deferred tax asset (liabilities):
     Deferred compensation                     $   204,000          $  135,900
     Receivables reserve                            85,000                  -
     Deferred revenues                            (378,000)           (119,000)
     Capitalized personnel costs                    16,000                  -
     State operating loss carryforwards            307,000             143,800
     Federal operating loss carryforward           926,000              15,100
     All others                                      2,000              61,600
                                               -----------          -----------
                                                 1,162,000             237,400
     Valuation allowance                          (912,000)           (237,400)
                                               -----------          -----------
Net deferred tax asset                         $   250,000          $       -
                                               ============         ============

At September 30, 2001 the Company and its subsidiaries had operating loss carryforwards available to reduce future state and federal taxable income. These carryforwards are subject to examination by taxing authorities, and if not previously utilized, expire as follows:

                                          Federal               State
                                          -------               -----
                  2011                  $       -          $   139,000
                  2012                          -              669,000
                  2013                          -              552,000
                  2014                          -              130,000
                  2015                          -            1,382,000
                  2016                          -            1,193,000
                  2018                     279,000                  -
                  2020                   1,314,000                  -
                  2021                   1,131,000                  -

NOTE 9: EARNINGS PER SHARE

The following is a reconciliation of net (loss) per share - basic and diluted for the nine months ended September 30,

                                                               2001              2000

     Net (loss) - basic and diluted                     $   (1,352,506)   $     (22,556)
                                                        ===============   ==============

     Weighted average shares outstanding - basic             4,770,617        3,646,274
     Additional shares issued assuming
         exercise of options                                        -                -
     Shares assumed repurchased                                     -                -
                                                         -------------        ---------
     Weighted average shares outstanding - diluted           4,770,617        3,646,274
                                                         -------------        ---------

For the nine months ended September 30, 2001 and 2000, 218,729 and 142,000 options and warrants, respectively, were not included since conversion would be anti-dilutive. Conversion of the remaining Series B Cumulative Convertible Preferred Stock in 2001 and 2000 also were not included.

NOTE 10: COMMITMENTS AND CONTINGENCIES

In 1999, Diversified entered into a loan agreement with the owner of the Goldsboro and Mocksville assisted living facilities for Diversified to provide up to $500,000 in working capital as needed. Borrowings under this agreement bear interest at prime plus one percent (1%). At September 30, 2001, $102,393 was borrowed under this agreement. (see Note 5).

In connection with the above-described loan agreement, Diversified obtained from a bank a $500,000 irrevocable letter of credit that expires July 27, 2002. Diversified purchased a $250,000 certificate of deposit from the bank as collateral for the letter of credit. At September 30, 2001, there were no outstanding borrowings under the letter of credit, and the $250,000 certificate of deposit is included in Other Assets.

Diversified is the guarantor for $4,282,631 of Taylor House loans for two 30-unit independent living properties due with one balloon payment on May 26, 2002.

NOTE 11: STOCK INCENTIVE PLAN

On June 7, 2001 the shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), a new stock incentive plan under which all employees of Diversified and any of its subsidiaries, directors, and consultants are eligible to receive grants. A total of 10,000,000 shares have been reserved for issuance under the 2001 Plan. 110,000 shares have been issued at September 30, 2001 under the 2001 Plan.

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

Our core business is managing apartments, independent living properties and assisted living properties. The following table shows the properties we are managing by type of property. It includes the number of units and the occupancy at three different dates - December 31, 2000, July 31, 2001, and October 31, 2001 (except apartments information is at September 30, 2001)

Continuing Properties                         12/31/00                     7/31/01         10/31/01
                                            Units   Occ %             Units   Occ %      Units   Occ %
Apartments
   Senior                                    1122    97%              1122    97%         1124       97%
   Student (1)                                320    94%               320    68%          368       88%
   All others                                 626    94%               626    93%          626       93%
                                          --------                  -------             --------
Total apartments                             2068                     2068               2118
                                          --------                  -------             -------

Independent Living
   Rent-up                                     60     8%                60    30%           60       33%
                                          --------                  -------             --------

Assisted Living
   Stabilized                                 248    96%               308       97%       428       95%
   Rent-Up                                    180    41%               120       77%       N/A
                                          --------                   -------                       --------
                                              428                      428                          428
                                          --------
                                                                     -------                      --------
                                             2556                     2556                         2556
                                          ========                   =======                      ========

(1) Occupancy of student apartments varies with the seasons.

We will discontinue the management of 505 units of assisted living, the Blue Ridge properties, on November 30, 2001. We began managing these units on February 22, 2001, but have since determined that the management of these properties is not compatible with the long-range goals of our assisted living division. Because they are not continuing properties, we did not include them in the table above. After seven months of managing Blue Ridge, we determined the fee income was offset by our management expenses. We feel that discontinuing management of Blue Ridge is immaterial for Diversified’s operations.

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

In addition to managing, we develop assisted living properties and independent living properties for seniors. Our first two 60-unit assisted living facilities commenced operations in June and July 1999. On March 1, 2000 we began managing two 64 resident assisted living facilities. We opened three more assisted living properties in the fall of 2000. As of September 30, 2001 all seven properties are stabilized with total occupancy of the portfolio at 95%. Additionally, each individual property has occupancy of over 90%. We terminated management of the South Boston, Virginia facility, which we began managing in October 1998, effective February 28, 2001. Additionally, we control six sites approved under North Carolina’s moratorium on new assisted living facilities.

We completed construction of two 30-unit independent living residences in March and November 2000. These residences are in rent-up with occupancy of 33% on October 31, 2001. We control two additional sites in North Carolina suitable for this type of residence.

Upon completion of new 60-unit and 30-unit residences, we earn management fee income from the properties based on facility income. Our development and construction pace depends upon our success in obtaining construction and permanent financing. There can be no assurance that we will obtain financing on a regular or timely schedule. If alternative financing cannot be arranged on acceptable terms, we may not be able to produce a pipeline of developed properties on a regular basis. We believe that in the future the development and management of assisted living facilities and residences for the elderly will provide the majority of our revenues and profits.

We develop properties for third party owners. We recognize development fee income on the percentage of completion basis. Development costs are paid by us as incurred and are reimbursed by the purchaser when the property is sold. If a site is abandoned, all development costs associated with that property are written off.

Most of our operating expenses are related to the personnel directly performing the management services and the corporate management staff. Between 80% and 90% of our normal operating expenses are for salaries, benefits and payroll taxes. The remaining expenses are primarily administrative expenses such as travel, rent, telephone and office expenses that support the activities of the personnel. Since our inception, the operating staff increases have been due to the addition of properties under management. We expect that expenses associated with operating personnel will continue to increase as we expand, but we do not expect to increase the corporate staff significantly during the next several years.

Results of Operations

Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

Income

Total income increased $343,211 to $4,937,810 for the nine months ended September 30, 2001 from $4,594,599 for the nine months ended September 30, 2000. Total income increased $157,668 to $1,674,489 for the three months ended September 30, 2001 from $1,516,821 for the three months ended September 30, 2000. In both periods the increase was the net effect of increases in management fees and reimbursement income and a decrease in development fees and other income.

Management Fees. Management fees increased $331,976 to $1,176,900 for the nine months ended September 30, 2001 from $844,924 for the nine months ended September 30, 2000. Management fees increased $100,241 to $406,972 for the three months ended September 30, 2001 from $306,731 for the three months ended September 30, 2000. In both periods the increase was due primarily to management fees on the assisted living facilities we developed during 2000, the management, which began in March 1, 2000, of two 64 resident assisted living facilities located in Newport and Shelby, North Carolina and the management of the nine Blue Ridge assisted living facilities, discussed above, which began February 22, 2001. We expect a decline in fee income after November 30, 2001 of approximately $16,000 per month as a direct result of not managing Blue Ridge. However, we also expect increases in fee income as we develop or acquire additional properties and they are rented.

Reimbursement Income. Reimbursement income increased $924,497 to $3,710,708 for the nine months ended September 30, 2001 from $2,786,211 for the nine months ended September 30, 2000. Reimbursement income increased $151,178 to $1,263,846 for the three months ended September 30, 2001 from $1,112,668 for the three months ended September 30, 2000. In both periods the increase was the result of income received from the properties for personnel hired to manage the assisted living facilities developed by us in 2000 and the two 64 resident assisted living facilities mentioned above. The site personnel of the nine Blue Ridge properties, which we began managing in February 2001, are not the company’s employees; therefore, reimbursement income is not recorded on these properties.

Development Fees. Development fees decreased $859,955 to $14,000 for the nine months ended September 30, 2001 from $873,955 for the nine months ended September 30, 2000. Development fees decreased $70,096 to zero for the three months ended September 30, 2001 from $70,096 for the three months ended September 30, 2000. In both periods the decrease is due to reduced development activities which began during the first three months of 2001and continues today, primarily as a result of the lack of permanent financing sources. Development fee income is recognized on the percentage-of-completion basis on the 60-unit assisted living facilities and the 30-unit independent senior housing residences we are currently developing. We expect development fee income to be cyclical, depending on the availability of both construction and permanent financing at reasonable rates.

Other Income. Other income decreased $53,307 to $36,202 for the nine months ended September 30, 2001 from $89,509 for the nine months ended September 30, 2000. Other income decreased $23,655 to $3,671 for the three months ended September 30, 2001 from $27,326 for the three months ended September 30, 2000. In both periods the decrease is due to a decrease in DSSF consulting fees. We expect other income to be immaterial in the future.

Operating Expenses

Operating expenses increased $1,438,948 to $6,060,343 for the nine months ended September 30, 2001 from $4,621,395 for the nine months ended September 30, 2000. Operating expenses increased $128,477 to $1,799,848 for the three months ended September 30, 2001 from $1,671,371 for the three months ended September 30, 2000. In both periods the increase was the effect of an increase in personnel related expenses, write-off of development and related costs and depreciation and amortization expense. Administrative expenses decrease slightly in the nine month comparison and increased slightly in the three month comparison.

Personnel Related Expense. Personnel expense increased $727,515 to $4,701,110 for the nine months ended September 30, 2001 from $3,973,595 for the nine months ended September 30, 2000. Personnel related expenses increased $17,685 to $1,525,699 for the three months ended September 30, 2001 from $1,508,014 for the three months ended September 30, 2000. In both periods the increase was the net effect of an increase in site related personnel expense, offset by a decrease in corporate personnel expense. We expect minor increases in corporate personnel expense in future periods depending upon increases in management and development activity.

Administrative and Other Expenses. Administrative and other expenses decreased $58,614 to $540,827 for the nine months ended September 30, 2001 from $599,441 for the nine months ended September 30, 2000. Administrative and other expenses increased $37,236 to $179,589 for the three months ended September 30, 2001 from $142,353 for the three months ended September 30, 2000. The decrease was due primarily to a reduction in fees paid to professionals for corporate business. The increase in the quarter was a result of expenses incurred in management of the Blue Ridge portfolio. We expect increases in administrative expenses as the number of assisted living and independent senior housing properties managed increases for support of direct management of the properties, but minor increases or even decreases attributable to corporate matters.

Write-Off of Development and Related Costs. We wrote off development and related costs of $688,182 on June 30, 2001, and an additional $71,884 on September 30, 2001 for independent living sites we have abandoned. We had no write-offs in the first three quarters of 2000, but we experienced a write-off of $992,427 in the fourth quarter of 2000 for abandoned sites and from advances to the South Boston assisted living property we no longer manage. We do not anticipate recurring write-offs of this magnitude, but such write-offs do occur and are directly related primarily to the availability of permanent financing. The potential for abandonment of development sites and related write offs of costs are an inherent risk in our development of properties as market conditions, availability of permanent financing, and other related factors continue to change.

Other Income and Expenses. We earned $199,916 and $366,949 in interest income during the nine months ended September 30, 2001 and 2000, respectively. We earned $58,560 and $130,183 in interest income during the three months ended September 30, 2001 and 2000 respectively. In both periods, the decrease is due to the decrease in interest on funds loaned to properties. We expect interest income in future periods to depend on the amount of funds loaned to the owners of properties being developed. Interest and other expenses were $78,197 for the nine months ended September 30, 2001 compared to $52,359 for the same period of 2000. Interest and other expenses were $26,739 for the three months ended September 30, 2001 compared to $28,320 for the same period of 2000. Interest expense increased in the nine month comparison as a result of a three-year $1 million loan from a bank in April of 2000. The decrease in interest for the quarter comparison is a result a reduction in the interest rate.

Net Income (Loss). Net income decreased $1,288,608 to a loss of $1,00,814 for the nine months ended September 30, 2001 from income of $287,794 for the nine months ended September 30, 2000. Net loss increased $40,851 to $93,538 for the three months ended September 30, 2001 from $52,687 for the three months ended September 30, 2000. The increases in net losses during the three-month and six-month periods ended September 30, 2001 were primarily due to the write-off of development costs and decreases in both operating income, especially development income, and interest income.

Preferred Stock Dividends. Preferred stock dividends increased $41,342 to $351,692 for the nine months ended September 30, 2001 from $310,350 for the nine months ended September 30, 2000. Preferred stock dividends increased $22,845 to $125,895 for the three months ended September 30, 2001 from $103,050 for the three months ended September 30, 2000. In both periods, the increase was due to an increase in the number of preferred shares outstanding.

Net Income (Loss) Available to Common Shareholders. Net loss available to common shareholders increased $1,329,950 or $.27 per share to a net loss of $1,352,506 or $.28 for the nine months ended September 30, 2001 from net loss of $22,556 or $.01 per share for the nine months ended September 30, 2000. Net loss available to common shareholders increased $63,696 to $219,433 or $.04 for the three months ended September 30, 2001 from $155,737 or $.04 for the three months ended September 30, 2000. The net losses during the three-month and nine-month periods ended September 30, 2001 were primarily due to the write off of development costs, decreases in both operating income and interest income, and an increase in preferred stock dividends. We expect to operate near break even since properties we developed have reach stabilized occupancy.

Financial Condition

September 30, 2001 As Compared to December 31, 2000

We had current assets of $417,777 on September 30, 2001 and $421,291 on December 31, 2000. Accounts receivable–trade are comparable at $125,990 on September 30, 2001 compared to $128,591 at December 31, 2000. We expect receivables to increase as we increase management of apartment units and assisted living residences. Prepaid expenses and other decreased from $73,058 at December 31, 2000 to $49,012 at September 30, 2001. The current portion of notes receivable-properties increased from $95,477 on December 31, 2000 to $181,048 on September 30, 2001.

Development costs decreased to $204,628 on September 30, 2001 from $361,951 on December 31, 2000. During the initial stages of development, we advance funds for, and capitalize certain development costs. When development fee income is recognized on a certain property, that property’s associated development costs become receivable from either Taylor House, on a temporary basis, or from the permanent owner. Development costs are either recouped with the successful completion of a property or written off if a site is abandoned. We abandoned several sites we had developed for independent living properties. We expect to recoup the remaining development costs through further development of assisted living properties.

Development fees and costs due from properties currently held by Taylor House decreased to $3,739,518 at September 30, 2001 from $4,181,527 at December 31, 2000. The decrease reflects the write-off of development fees and costs related to independent living properties we have abandoned. We expect to recoup the remaining development fees and costs through further development of assisted living properties. Development fees and costs are collected at permanent financing or from operations of the property after stabilized occupancy depending upon the type and amount of permanent financing.

We completed the permanent financing on four 60-unit facilities in June and July of 1999 and one 60-unit facility in February of 2000. As part of the transactions, the ownership of those facilities transferred from Taylor House to a third party, not-for-profit organization. As a result of the transfers of properties from Taylor House to third parties, receivables previously recorded in development fees and costs due from properties are reclassified to accounts receivable-properties and/or notes receivable-properties, as appropriate. At September 30, 2001, accounts receivables from properties were $1,292,425 as compared to $1,241,804 at December 31, 2000 and notes receivable-properties decreased to $2,526,490 at September 30, 2001 from $2,656,949 at December 31, 2000.

Total liabilities increased $753,148 to $3,361,968 at September 30, 2001 from $2,608,820 at December 31, 2000 due to increases in accounts payable and accrued expenses of $291,105, preferred dividends payable of $351,692 and accounts payable-affiliate of $81,688. The increase in accounts payable is primarily accrued payroll to officers. The increase in accounts payable-affiliates is due to advances by Taylor House associated with properties currently being developed.

Notes payable decreased by $47,755 due to the net effect of the addition of two notes used for the purchase of two vans that are leased to the properties, and the monthly amortization of those two notes..

The deferred salaries of $451,823 are payable at the discretion of the employees and more than likely will not be paid from cash.

Shareholders’ equity decreased to $6,228,293 at September 30, 2001 from $7,580,799 at December 31, 2000. The decrease was the cumulative effect of the accrual of preferred dividends and the increase in accumulated deficit due to the net losses. During the nine months ended September 30, 2001, 42 shares of Series B Cumulative Convertible Preferred Stock were converted to 734,683 shares of common stock and 442,222 shares of common stock were exchanged for 497.5 shares of preferred stock. The net effect was an increase of $824,160 in preferred stock and a decrease of the same amount in common stock.

Liquidity and Capital Resources

Generally, we have operated on a negative cash flow from operations due to start-up expenses and lengths of the development cycles. For the quarter ended September 30, 2001 we had an operating loss of $125,359 that included non cash expenses (depreciation, amortization and write-offs) of $94,560. Now that seven assisted living properties that we developed and/or acquired have reached stabilization and cuts in corporate overhead are completed, we expect to have breakeven operating income. Currently, our primary cash requirements include funding operating deficits related to the fill-up of two 30-unit independent senior housing residences with services and the repayment of the bank loan.

During May 2000, we and the holders of our Series B Preferred Stock amended the purchase agreement pursuant to which the Series B Preferred Stock was sold to allow us to incur, subject to certain conditions, additional bank debt. Immediately after this amendment became effective, we drew down $1,000,000 on our bank facility.

As of March 22, 2001, we and the Series B Preferred Stock holders further amended the Series B Preferred Stock agreements to:

•	specify that we will not be deemed to be in default or otherwise subject to penalties if our common stock is delisted from the Nasdaq SmallCap Market, as long as we maintain a listing on the OTC Bulletin Board;

•	specify that the failure of the Diversified’s Board of Directors to declare a dividend on the Series B Preferred Stock as of January 1, 2001 will not be deemed a default or otherwise subject us to penalties;

•	allow us to issue additional debt, equity or convertible securities if the net proceeds are first used to redeem the Series B Preferred Stock at its stated value plus accumulated but unpaid dividends through the date of redemption; and

•	specify that, until September 22, 2001, subject to our actually raising such additional funds, the holders of the Series B Preferred Stock agree to redeem their shares of Series B Preferred Stock at that amount.

In connection with the March 22, 2001 amendments, we agreed that we will exchange 442,222 shares of common stock held by certain holders of Series B Preferred Stock for 497.5 shares of Series B Preferred Stock. Of those shares of common stock, 20,000 had been issued in connection with conversions of Series B Preferred Stock on February 25, 2000 at a conversion price of $2.25 and 422,222 had been issued in connection with conversions of Series B Preferred Stock on March 3, 2000 at a conversion price of $2.25. The net effect of this exchange will be to decrease the number of our outstanding shares of common stock by 442,222 shares and increase the number of our outstanding shares of Series B Preferred Stock by 497.5. We originally designated 3,000 shares of preferred stock as 12% Series B Cumulative Convertible Preferred Stock. Giving effect to the exchange, we will have 277.5 shares of 12% Series B Cumulative Convertible Preferred Stock available for issuance. Diversified is currently not generating enough cash to pay its Preferred Stock dividend and, as such, those dividends are accruing.

As mentioned above, we obtained a $1 million, three-year term loan from a bank during 2000 that will be repaid primarily from the collection of notes receivable-properties over the life of the loan. In the event that cash collected from the notes receivable is inadequate to timely repay quarterly installments on the note, we have arranged with the guarantor, Mr. William G. Benton, our CEO, to provide interim funding for the quarterly installments. Diversified was unable to generate enough cash to pay the first and second payments due on July 15, 2001 and October 15, 2001, and the guarantor was required to make the payments. Diversified has agreed to treat the guarantor’s advances on the same terms as the three-year term loan until paid in full. The note receivable-officer is accounted for as a current liability on the balance sheet. We anticipate that the collection of development fees and costs receivable, together with bank funds available for each facility, will be sufficient to complete repay the bank and Mr. Benton. Future development will require additional debt or equity financing. We currently have several sources of potential funding and anticipate that liquidity demands will be met as long as we continue to accrue preferred dividends. However, there can be no assurance that we will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing selected by us will depend on its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets.

Diversified is the guarantor on the construction and working capital loans for two 30-door independent living properties owned by Taylor House.

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

Certain Accounting Considerations

SFAS No. 123

In October 1995, FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion No. 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. We adopted our Stock Incentive Plan effective January 1, 1997. During 1998, we granted 47,000 stock options at an exercise price ranging from $4.75 to $5.225, the market value of the shares at the date of grant. The stock options are 100% vested and have a five-year term. Warrants for 45,000 shares were issued with a four-year term, a one-year vesting schedule and exercise prices ranging from $6.00 to $9.00 per share. Warrants for 50,000 shares have a four-year term, one year vesting schedule and an exercise price of $6.75 per share. In April 2001, Diversified issued stock grants of 354,075 common shares to certain employees. At June 30, 2001, a total of 142,000 stock options and warrants are outstanding, 355,475 common shares have been issued and 2,525 common shares are available for granting. On June 7, 2001 the shareholders approved the 2001 Stock Incentive Plan (the “2001 Plan”), a new stock incentive plan under which all employees of Diversified and any of its subsidiaries, directors, and consultants are eligible to receive grants. A total of 10,000,000 shares have been reserved for issuance under the 2001 Plan. 110,000 shares have been issued at September 30, 2001 under the 2001 Plan.

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

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)           None.

(b)           We have not declared or paid any dividends on our 12% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred”) since July 1, 2000. As of September 30, $549,173 of accumulated dividends have not been paid on the Series B Preferred. We do not anticipate generating sufficient cash to pay any accumulated or current dividends on the Series B Preferred. We may not declare or pay any dividends on our common stock until such time as all accumulated dividends on the Series B Preferred have been paid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

                None.

(b)           Reports on Form 8-K

                None.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001	DIVERSIFIED SENIOR SERVICES, INC. Registrant By: /s/ G. L. Clark, Jr. G. L. Clark, Jr. Executive Vice President and Chief Financial Officer